Form 10-Q
period 1995-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1995-11-13
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                                --------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                       Commission file number    0-16779
                                               -----------

  Enstar Income/Growth Program Five-A, L.P.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                             58-1712898
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA     90024
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (310) 824-9990
                                                    --------------------------


------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

       Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I - FINANCIAL INFORMATION

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

               ==================================================

                                                          December 31,          September 30,
                                                              1994*                 1995
                                                          ------------          -------------
ASSETS:
  Equity in net assets of joint venture                     $5,200,600             $4,786,000
  Cash                                                          59,200                 10,800
  Due from affiliates                                              -                   10,800
                                                            ----------             ----------
                                                            $5,259,800             $4,807,600
                                                            ==========             ==========


                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                          $   10,500             $   10,900
  Due to affiliates                                             15,100                    -
                                                            ----------             ----------

     TOTAL LIABILITIES                                          25,600                 10,900
                                                            ----------             ----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                             (71,800)               (76,200)
  Limited partners                                           5,306,000              4,872,900
                                                            ----------             ----------

     TOTAL PARTNERSHIP CAPITAL                               5,234,200              4,796,700
                                                            ----------             ----------

                                                            $5,259,800              4,807,600
                                                            ==========             ==========




               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================


                                                             Unaudited
                                                ----------------------------------
                                                         Three months ended
                                                            September 30,
                                                ----------------------------------
                                                   1994                   1995
                                                ---------              ----------
OPERATING EXPENSES:
   General and administrative expenses          $   5,100              $    6,300
   General Partner reimbursed expenses              6,400                   -
                                                ---------              ----------

                                                  (11,500)                 (6,300)
   OTHER EXPENSE:
   Interest expense                                  (400)                   -
                                                ---------              ----------

   LOSS BEFORE EQUITY IN NET LOSS
   OF JOINT VENTURE                               (11,900)                 (6,300)

   EQUITY IN NET LOSS OF JOINT VENTURE           (184,300)               (163,100)
                                                ---------               ---------

   NET LOSS                                     $(196,200)              $(169,400)
                                                =========               =========
   NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $   (3.25)              $   (2.81)
                                                =========               =========

   AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 59,766                  59,766
                                                =========               =========



           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================


                                                           Unaudited
                                                --------------------------------
                                                       Nine Months Ended
                                                         September 30,
                                                --------------------------------
                                                  1994                   1995
                                                ---------              ---------
OPERATING EXPENSES:
   General and administrative expenses          $  18,700              $  22,400
   General Partner management fees
     and reimbursed expenses                       17,000                   -
                                                ---------              ---------

                                                  (35,700)               (22,400)
OTHER EXPENSE:
   Interest expense                                (1,300)                  (500)
                                                ---------              ---------

LOSS BEFORE EQUITY IN NET LOSS
OF JOINT VENTURE                                  (37,000)               (22,900)

EQUITY IN NET LOSS OF JOINT VENTURE              (433,700)              (414,600)
                                                ---------              ---------

NET LOSS                                        $(470,700)             $(437,500)
                                                =========              =========
NET LOSS PER UNIT OF LIMITED
PARTNERSHIP INTEREST                            $   (7.80)             $   (7.25)
                                                =========              =========

AVERAGE LIMITED PARTNERSHIP
UNITS OUTSTANDING DURING PERIOD                    59,766                 59,766
                                                =========              =========



           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

               ==================================================

                                                                Unaudited
                                                    --------------------------------
                                                            Nine Months Ended
                                                              September 30,
                                                    --------------------------------
                                                      1994                    1995
                                                    ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(470,700)             $(437,500)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:

      Equity in net loss of Joint Venture             433,700                414,600

      Decrease from changes in:

         Due from affiliates                              -                  (10,800)
         Accounts payable and due to affiliates        (1,300)               (14,700)
                                                    ---------              ---------

          Net cash used in operating activities       (38,300)               (48,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Venture                     24,100                    -
                                                    ---------              ---------

DECREASE IN CASH                                      (14,200)               (48,400)

CASH AT BEGINNING OF PERIOD                            25,800                 59,200
                                                    ---------              ---------

CASH AT END OF PERIOD                               $  11,600              $  10,800
                                                    =========              =========





           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================




1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.


2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1995. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $61,700 and $186,200 and reimbursement of expenses of approximately $65,600 and $181,200 under its management agreement for the three and nine months ended September 30, 1995, respectively. In addition, the Joint Venture paid the Corporate General Partner approximately $15,500 and $46,600 in respect of its 1% special interest during the three and nine months ended September 30, 1995, respectively. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

     Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Joint Venture paid the affiliate $286,500 and $850,900 for programming services for the three and nine months ended September 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

               ==================================================


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

5.   EQUITY IN NET ASSETS OF JOINT VENTURE

     The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.


                                       December 31,    September 30,
                                          1994*            1995
                                       ------------    -------------
                                                        (unaudited)
Current assets                         $ 1,890,600      $ 1,906,800
Investment in cable television
  properties, net                       16,077,200       15,303,300
Other assets                               264,400          220,500
                                       -----------      -----------

                                       $18,232,200       17,430,600
                                       ===========      ===========

Current liabilities                    $ 1,063,800        1,091,400
Long-term debt                           6,767,200        6,767,200
Venturers' capital                      10,401,200        9,572,000
                                       -----------      -----------

                                       $18,232,200       17,430,600
                                       ===========      ===========


               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

               ==================================================



5.   EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                         Unaudited
                                              ------------------------------
                                                    Three months ended
                                                       September 30,
                                              ------------------------------
                                                 1994                1995
                                              ----------          ----------
REVENUES                                      $1,552,900          $1,543,500

OPERATING EXPENSES:
   Service costs                                 570,100             573,400
   General and administrative expenses           253,600             190,800
   General Partner management fees and
      reimbursed expenses                        140,600             142,800
   Depreciation and amortization                 792,000             781,400
                                              ----------          ----------

                                               1,756,300           1,688,400
                                              ----------          ----------

OPERATING LOSS                                  (203,400)           (144,900)

OTHER INCOME (EXPENSE):
   Interest income                                 6,200              14,000
   Interest expense                             (171,400)           (195,300)
                                              ----------          ----------

NET LOSS                                      $ (368,600)         $ (326,200)
                                              ==========          ==========


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

               ==================================================


5.   EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)

                                                          Unaudited
                                                ------------------------------
                                                      Nine months ended
                                                        September 30,
                                                ------------------------------
                                                   1994                1995
                                                ----------          ----------
REVENUES                                        $4,639,800          $4,655,500
                                                ----------          ----------

OPERATING EXPENSES:
   Service costs                                 1,619,000           1,657,500
   General and administrative expenses             687,100             576,500
   General Partner management fees and
      reimbursed expenses                          439,900             414,000
   Depreciation and amortization                 2,293,000           2,297,300
                                                ----------          ----------

                                                 5,039,000           4,945,300
                                                ----------          ----------

OPERATING LOSS                                    (399,200)           (289,800)

OTHER INCOME (EXPENSE):
   Interest income                                  10,700              44,100
   Interest expense                               (479,000)           (583,600)
                                                ----------          ----------

NET LOSS                                        $ (867,500)         $ (829,300)
                                                ==========          ==========

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

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

     THE PARTNERSHIP

     All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture did not pay distributions to the Partnership and the Partnership did not pay distributions to its partners during the three and nine months ended September 30, 1995.

RESULTS OF OPERATIONS

     THE JOINT VENTURE

     The Joint Venture's revenues decreased by $9,400 (less than one percent), and increased by $15,700 (less than one percent), for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' decrease was due to rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $59,700, and due to a $44,000 decrease in other revenue producing items. These decreases were partially offset by a $67,100 increase in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995, by a $20,400 increase in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and by a $6,800 increase due to greater numbers of subscriptions for cable service. Of the nine months' increase, $91,500 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995, $72,000 was due to greater numbers of subscriptions for cable service and $43,400 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $179,100 for the nine months ended September 30, 1995 and by a $12,100 decrease in other revenue producing items.

     Service costs for the Joint Venture were essentially the same for the three months and increased by $38,500, or by 2.4%, for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the nine months' increase, $69,200 was due to higher property taxes, $52,700 was due to increases in programming fees charged by program suppliers and $10,200 was due to decreased capitalization of labor and overhead costs. Capitalization of labor and overhead costs was greater in the first nine months of 1994 due to the rebuild of storm-damaged plant in Kentucky. These increases were partially offset by a $29,600 decrease in repair and maintenance expense, by a $23,500 decrease in personnel costs, by a $16,000 decrease in pole rent expense and by a $15,700 decrease in copyright fees.

     General and administrative expenses decreased by $62,800, or by 24.8%, and by $110,600, or by 16.1%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $24,900 was due to a decrease in bad debt expense, $15,300 was due to an increase in the capitalization of labor and overhead costs resulting from more capital projects in the 1995 period, $9,500 was due to lower insurance premiums and $5,400 was due to a decrease in marketing expense. Of the nine months' decrease, $54,900 was due to a decrease in bad debt expense, $18,700 was due to a decrease in marketing expense, $13,300 was due to an increase in the capitalization of labor and overhead costs and $7,700 was due to a decrease in customer billing expense.

     Management fees and reimbursed expenses increased by $2,200, or by 1.6%, and decreased by $25,900, or by 5.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was due to increases in reimbursable expenses resulting from higher personnel costs allocated by the Corporate General Partner. The nine months' decrease was due to reductions in reimbursable expenses payable to the Corporate General Partner including lower allocated personnel costs, professional service fees and costs associated with implementation of the 1992 Cable Act.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.


RESULTS OF OPERATIONS (CONCLUDED)



     Depreciation and amortization expense decreased by $10,600, or by 1.3%, for the three months ended September 30, 1995 and remained essentially the same for the nine months ended September 30, 1995 compared with the equivalent 1994 periods. The three months' decrease was due to the effect of certain tangible assets becoming fully depreciated during 1994.

     The Joint Venture's operating loss decreased by $58,500, or by 28.8%, and by $109,400, or by 27.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' decrease was principally due to increased capitalization of labor and overhead costs and decreases in bad debt expense as described above. The nine months' decrease was principally due to decreases in bad debt expense, repair and maintenance expense, reimbursable expenses allocated by the General Partner and personnel costs as described above.

     Interest income increased by $7,800 and $33,400 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher cash balances available for investment and higher interest rates earned on invested funds.

     Interest expense increased by $23,900, or by 13.9%, and by $104,600, or by 21.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to an increase in the average interest rate paid by the Joint Venture on long-term borrowings (9.0% and 8.3% during the three and nine months ended September 30, 1994 as compared to 10.3% and 10.4% for the corresponding periods in 1995).

     Due to the factors described above, the Joint Venture's net loss decreased by $42,400, or by 11.5%, and by $38,200, or by 4.4%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994.

     Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.9% to 41.2% during the three months ended September 30, 1995 compared with the equivalent 1994 period and from 40.8% to 43.1% for the nine months ended September 30, 1995 as compared with the corresponding 1994 period. The increases were primarily due to lower bad debt expense and decreased repair and maintenance expense as described above. The three months' increase was also due to increased capitalization of labor and overhead costs in the 1995 period. Accordingly, EBITDA increased by $47,900, or by 8.1%, and by $113,700, or by 6.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a significant negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

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

     In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the Lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning on September 30, 1994 which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of September 30, 1995. The Joint Venture's maximum commitment will decrease by $650,000 in 1995 to $8,200,000 and by $1,350,000 in 1996 to
$6,850,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. At September 30, 1995, the loan balance was $6,767,200.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     The Partnership used $10,100 more cash in operating activities during the nine months ended September 30, 1995 than in the equivalent 1994 period, primarily due to a $10,800 increase in receivables from affiliates and a $13,400 increase in the payment of liabilities owed to the Corporate General Partner and third party creditors. Partnership expenses used $14,100 less cash during the nine months ended September 30, 1995 as compared to the corresponding nine months in 1994 after adding back non-cash equity in net loss of Joint Venture.

     Cash flows from investing activities decreased by $24,100 during the nine months ended September 30, 1995 due to decreased distributions from the Joint Venture.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


INFLATION

     Certain of the Partnership's and Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that the Joint Venture is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


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




                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)



                                   By:   ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner




Date:  November 6, 1995            By:   /s/ Michael K. Menerey
                                         -----------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer