Form 10-Q
period 1996-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1996-08-12
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                      Commission file number    0-16779
                                              -----------

Enstar Income/Growth Program Five-A, L.P.
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Georgia                                      58-1712898
- -------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA   90024
- -------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (310) 824-9990
                                                    ---------------------------

- -------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                         PART I - FINANCIAL INFORMATION

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                   =========================================

                                                                          December 31,                June 30
                                                                             1995*                     1996
                                                                          -----------               -----------
                                                                                                    (Unaudited)
ASSETS:
  Cash                                                                    $    11,100                  $ 27,400
  Due from affiliates                                                          15,800                    -
  Equity in net assets of joint venture                                     4,636,500                 4,418,200
                                                                          -----------               -----------
                                                                          $ 4,663,400               $ 4,445,600
                                                                          ===========               ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

LIABILITIES:
  Accounts payable                                                        $    16,800               $    23,200
                                                                          -----------               -----------

       TOTAL LIABILITIES                                                       16,800                    23,200
                                                                          -----------               -----------


PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                            (77,700)                  (79,900)
  Limited partners                                                          4,724,300                 4,502,300
                                                                          -----------               -----------

       TOTAL PARTNERSHIP CAPITAL                                            4,646,600                 4,422,400
                                                                          -----------               -----------

                                                                          $ 4,663,400               $ 4,445,600
                                                                          ===========               ===========





               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   =========================================

                                                                                         Unaudited
                                                                            -----------------------------------
                                                                                     Three months ended
                                                                                           June 30,
                                                                            -----------------------------------
                                                                               1995                     1996
                                                                            ----------               ----------
OPERATING EXPENSES:
  General and administrative expenses                                       $  (12,900)              $  (13,200)
                                                                            ----------               ----------

                                                                               (12,900)                 (13,200)
                                                                            ----------               ----------

OTHER EXPENSE:
  Interest expense                                                                -                        (300)

LOSS BEFORE EQUITY IN NET LOSS
  OF JOINT VENTURE                                                             (12,900)                 (13,500)

EQUITY IN NET LOSS OF JOINT VENTURE                                           (122,000)                 (91,900)
                                                                            ----------                ---------

NET LOSS                                                                    $ (134,900)              $ (105,400)
                                                                            ==========               ==========
NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                      $    (2.23)              $    (1.75)
                                                                            ==========               ==========


AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                               59,766                   59,766
                                                                            ==========               ==========





           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   =========================================


                                                                                                   Unaudited
                                                                                      ------------------------------------
                                                                                               Six months ended
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                          1995                   1996
                                                                                      ----------              ---------
          OPERATING EXPENSES:
            General and administrative expenses                                       $ (16,100)             $ (20,200)
                                                                                      ---------              ---------

                                                                                        (16,100)               (20,200)
          OTHER EXPENSE:
            Interest expense                                                               (500)                  (300)
                                                                                      ---------              ---------
          LOSS BEFORE EQUITY IN NET LOSS
            OF JOINT VENTURE                                                            (16,600)               (20,500)

          EQUITY IN NET LOSS OF JOINT VENTURE                                          (251,500)              (203,700)
                                                                                      ---------              ---------
          NET LOSS                                                                    $(268,100)             $(224,200)
                                                                                      =========              =========
          NET LOSS PER UNIT OF LIMITED
            PARTNERSHIP INTEREST                                                      $   (4.44)             $   (3.71)
                                                                                      =========              =========
          AVERAGE LIMITED PARTNERSHIP
            UNITS OUTSTANDING DURING PERIOD                                              59,766                 59,766
                                                                                      =========              =========





           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                   =========================================

                                                                                                    Unaudited
                                                                                     -----------------------------------
                                                                                               Six months ended
                                                                                                   June 30,
                                                                                     -----------------------------------
                                                                                          1995                   1996
                                                                                     -----------              ----------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                 $  (268,100)           $  (224,200)
           Adjustments to reconcile net loss to net cash
              provided by operating activities:
               Equity in net loss of Joint Venture                                       251,500                203,700
              Increase (decrease) from changes in:
                    Due from affiliates                                                  (12,500)                15,800
                    Accounts payable                                                     (13,000)                 6,400
                                                                                     -----------            -----------
                      Net cash provided by (used in) operating activities                (42,100)                 1,700

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Distributions from Joint Venture                                             -                       14,600

          INCREASE (DECREASE) IN CASH                                                    (42,100)                16,300

          CASH AT BEGINNING OF PERIOD                                                     59,200                 11,100
                                                                                     -----------            -----------
          CASH AT END OF PERIOD                                                        $  17,100              $  27,400
                                                                                     ===========            ===========





           SEE ACCOMPANYING notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                   =========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1996. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $66,300 and $130,000 and reimbursement of expenses of approximately $71,500 and $137,800 under its management agreement for the three and six months ended June 30, 1996. In addition, the Joint Venture paid the Corporate General Partner approximately $16,600 and $32,500 in respect of its 1% special interest during the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $144,900 and $295,200 for the three and six months ended June 30, 1996. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    ========================================





2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

        Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Joint Venture could negotiate for such programming services on a stand-alone basis. The Joint Venture paid the affiliate $300,500 and $601,500 for programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.


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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    ========================================




5.      EQUITY IN NET ASSETS OF JOINT VENTURE

        The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

                                                                            December 31,                June 30,
                                                                               1995*                     1996
                                                                            ------------             ------------
                                                                                                      (unaudited)
                                                                            ------------             ------------
          Current assets                                                    $  1,868,400             $  2,022,000
          Investment in cable television
             properties, net                                                  14,975,900               13,779,200
          Other assets                                                           205,400                  180,500
                                                                            ------------             ------------
                                                                            $ 17,049,700             $ 15,981,700
                                                                            ============             ============
          Current liabilities                                               $  1,009,500             $  1,078,000
          Long-term debt                                                       6,767,200                6,067,200
          Venturers' capital                                                   9,273,000                8,836,500
                                                                            ------------             ------------

                                                                            $ 17,049,700             $ 15,981,700
                                                                            ============             ============





               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (Continued)



                                                                                                  Unaudited
                                                                                   ---------------------------------------
                                                                                              Three months ended
                                                                                                   June 30,
                                                                                   ---------------------------------------
                                                                                         1995                     1996
                                                                                   --------------           --------------
          REVENUES                                                                 $    1,579,400           $    1,658,100
                                                                                   --------------           --------------
          OPERATING EXPENSES:
            Service costs                                                                 549,300                  577,700
            General and administrative expenses                                           192,300                  240,100
            General Partner management fees and
                reimbursed expenses                                                       141,700                  154,400
            Depreciation and amortization                                                 758,600                  708,200
                                                                                   --------------           --------------
                                                                                        1,641,900                1,680,400
                                                                                   --------------           --------------
          OPERATING LOSS                                                                  (62,500)                 (22,300)

          OTHER INCOME (EXPENSE):
            Interest income                                                                16,600                   18,800
            Interest expense                                                             (198,100)                (180,300)
                                                                                   --------------           --------------
          NET LOSS                                                                 $     (244,000)          $     (183,800)
                                                                                   ==============           ==============

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    ========================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (Concluded)



                                                                                                   Unaudited
                                                                                   ----------------------------------------
                                                                                                Six months ended
                                                                                                    June 30,
                                                                                   ----------------------------------------
                                                                                          1995                     1996
                                                                                   ---------------           --------------
          REVENUES                                                                 $     3,112,000           $    3,249,900
                                                                                   ---------------           --------------
          OPERATING EXPENSES:
            Service costs                                                                1,084,100                1,169,400
            General and administrative expenses                                            385,700                  445,000
            General Partner management fees and
                reimbursed expenses                                                        271,200                  300,300
            Depreciation and amortization                                                1,515,900                1,412,800
                                                                                   ---------------           --------------
                                                                                         3,256,900                3,327,500
                                                                                   ---------------           --------------
          OPERATING LOSS                                                                  (144,900)                 (77,600)

          OTHER INCOME (EXPENSE):
            Interest income                                                                 30,100                   32,800
            Interest expense                                                              (388,300)                (362,600)
                                                                                   ---------------           --------------
          NET LOSS                                                                 $      (503,100)          $     (407,400)
                                                                                   ===============           ==============

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

aggregate of $11,000 and $14,500 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and six months ended June 30, 1996. The Partnership did not pay distributions to its partners during the three and six months ended June 30, 1996.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $1,579,400 to $1,658,100, or by 5.0%, and from $3,112,000 to $3,249,900, or by 4.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $78,700 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $70,800 was due to increases in regulated service rates that were implemented by the Joint Venture in the second quarter in each of 1995 and 1996, $5,500 was due to increases in the number of subscriptions for service and $2,400 was due to increases in other revenue producing items. Of the $137,900 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $106,300 was due to increases in regulated service rates that were implemented by the Joint Venture as discussed above, $21,500 was due to increases in the number of subscriptions for service and $10,100 was due to increases in other revenue producing items. As of June 30, 1996, the Joint Venture had approximately 17,300 homes subscribing to cable service and 4,000 premium service units.

         Service costs for the Joint Venture increased from $549,300 to $577,700, or by 5.2%, and from $1,084,100 to $1,169,400, or by 7.9%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $28,400 increase in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $15,500 related to increased programming fees charged by program suppliers (including primary satellite fees) and $12,900 was due to an increase in personnel costs. Of the $85,300 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $42,800 was due to an increase in personnel costs, $37,100 related to increased programming fees charged by program suppliers (including primary satellite fees) and $19,000 was due to an increase in property taxes. These increases were partially offset by an $18,700 increase in capitalization of labor and overhead expense due to more capital projects in the 1996 period. The increases in programming expense were also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased from $192,300 to $240,100, or by 24.9%, and from $385,700 to $445,000, or by 15.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $47,800 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $27,500 was due to higher insurance premiums, $14,000 was due to an increase in bad debt expense and $9,000 was due to a decrease in capitalization of labor and overhead expense. These increases were partially offset by a $4,500 decrease in customer billing expense. Of the $59,300 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $28,000 was due to higher insurance premiums, $12,500 was due to an increase in bad debt expense, $11,800 was due to an increase in personnel costs and $7,700 was due to a decrease in capitalization of labor and overhead expense.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


RESULTS OF OPERATIONS (Concluded)

         Management fees and reimbursed expenses increased from $141,700 to $154,400, or by 9.0%, and from $271,200 to $300,300, or by 10.7%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $8,800 and $22,200 for the three and six months ended June 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs, office rent and professional fees. Management fees increased by $3,900 and $6,900 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $758,600 to $708,200, or by 6.6%, and from $1,515,900 to $1,412,800, or by 6.8%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the effect of certain intangible assets becoming fully amortized.

         The Joint Venture's operating loss decreased from $62,500 to $22,300, or by 64.3%, and from $144,900 to $77,600, or by 46.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest income increased from $16,600 to $18,800, or by 13.3%, and from $30,100 to $32,800, or by 9.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to higher cash balances available for investment.

         Interest expense decreased from $198,100 to $180,300, or by 9.0%, and from $388,300 to $362,600, or by 6.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to a decrease in the average interest rate paid by the Joint Venture on long-term borrowings (9.8% and 9.9% during the three and six months ended June 30, 1996 versus 10.5% and 10.4% for the corresponding periods in 1995).

         Due to the factors described above, the Joint Venture's net loss decreased from $244,000 to $183,800, or by 24.7%, and from $503,100 to
$407,400, or by 19.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 44.1% to 41.4% and from 44.1% to 41.1% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to increases in personnel costs, insurance premiums, programming expense and bad debt expense. Accordingly, EBITDA decreased from $696,100 to $685,900, or by 1.5%, and from $1,371,000 to $1,335,200, or by 2.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture has budgeted capital expenditures of approximately $304,400 in 1996, primarily to upgrade certain equipment. The Joint Venture also anticipates that it will need to rebuild certain of its systems in 1997 at a total cost of approximately $2,200,000.

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

         In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the Lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning on September 30, 1994 which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of June 30, 1996. The Joint Venture's maximum commitment will decrease by $1,350,000 in 1996 to $6,850,000. The Joint Venture repaid $700,000 of its outstanding loan balance on June 21, 1996 in order to remain in compliance with a certain financial test contained in the Facility that steps down on July 1, 1996. The outstanding loan balance after the repayment was $6,067,200.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Operating activities provided cash of $1,700 during the six months ended June 30, 1996 as compared to the first six months of 1995 when operating activities used cash of $42,100. The change was primarily due to a $19,400 decrease in the payment of liabilities owed to third party creditors and a $28,300 decrease in receivables from affiliates. Partnership expenses used $3,900 more cash during the six months ended June 30, 1996 as compared to the corresponding six months in 1995 after adding back non-cash equity in net loss of Joint Venture.

         Financing activities provided $14,600 more cash in the 1996 period due to distributions of cash flow from the Joint Venture.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (Concluded)

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



                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner




Date: August 7, 1996                    By:   /s/ Michael K. Menerey
                                              --------------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer