Form 10-K405
period 1996-12-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1997-03-27
CIK 805391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 -----------    -----------
                  Commission File Number 0-16779

                  ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                GEORGIA                                     58-1712898
-------------------------------------------      -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

 10900 WILSHIRE BOULEVARD - 15TH FLOOR
        LOS ANGELES, CALIFORNIA                               90024
-------------------------------------------      -------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (310) 824-9990
Securities registered pursuant to Section 12 (b)           --------------
   of the Act:                                                 NONE
Securities registered pursuant to Section 12 (g)
   of the Act:
                                                        Name of each exchange
         Title of each Class                             on which registered
         -------------------                             -------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] State the aggregate market value of the voting equity securities held by non-affiliates of the registrant. 59,646 of the registrant's 59,766 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

================================================================================

                   The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

                  Enstar Income/Growth Program Five-A, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on September 4, 1986. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision is Falcon Holding Group, L.P. ("FHGLP"), which provides certain management services to the Partnership. The general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). See Item 13., "Certain Relationships and Related Transactions." The General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

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

                  The systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

                  A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                  The Joint Venture began its cable television business operations in January 1988 with the acquisition of certain cable television systems located in Kentucky and Tennessee and expanded its operations during February 1989 with the acquisition of certain cable television systems located in Arkansas and Missouri. The Kentucky systems provide service to customers in and around the Cumberland Valley area. The Missouri systems provide service to customers in and around the municipality of Hermitage. As of December 31, 1996, the Joint Venture served approximately 17,100 homes subscribing to cable service in these areas. In February 1993, the systems serving Noel, Missouri and Sulphur Springs, Arkansas were sold. The Joint Venture does not expect to make any additional material acquisitions during the remaining term of the Joint Venture.

                  FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

                  The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 27 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10, "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

                  Historically, the Joint Venture has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Joint Venture's business strategy has focused on serving small to medium-sized communities. The Joint Venture believes that given a similar technical profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Joint Venture's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Joint Venture's cable television systems generally have a higher basic penetration rate (the number of homes subscribing to cable service as a percentage of homes passed by cable) with a more stable customer base than systems in large cities. Nonetheless, the Joint Venture believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Joint Venture's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Clustering

                  The Joint Venture has sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Joint Venture believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered to a number of systems within a single region through a central headend reception facility.

                  Capital Expenditures

                  As noted in "Technological Developments," the Joint Venture's systems have almost no available channel capacity with which to add new channels or to provide pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

                  The Joint Venture's management has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

                  The Joint Venture's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Joint Venture, of which there can be no assurance. As discussed in prior reports, the Joint Venture postponed a number of rebuild and upgrade projects that were planned for 1994, 1995 and 1996 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Venture's business and access to capital. As a result, the Joint Venture's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Joint Venture spent $662,100 on capital expenditures in 1996, primarily for equipment upgrades, and has budgeted capital expenditures of approximately $688,700 in 1997, primarily to upgrade additional equipment. The Joint Venture believes that the delays in upgrading its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

                  Decentralized Management

                  The Corporate General Partner manages the Joint Venture's systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

                  Marketing

                  The Joint Venture has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Joint Venture had offered programming packages in its systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Joint Venture and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Joint Venture have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Joint Venture to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

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

                  Customer Service and Community Relations

                  The Joint Venture places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. FHGLP has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Joint Venture's operations and employee interaction with customers. The effectiveness of FHGLP's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. FHGLP conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of the Joint Venture's customers. In addition, the Joint Venture is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. FHGLP's corporate executives and regional managers lead the Joint Venture's involvement in a number of programs benefiting the communities the Joint Venture serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE JOINT VENTURE'S SYSTEMS

                The table below sets forth certain operating statistics for the Joint Venture's cable systems as of December 31, 1996.

                                                                                                    Average
                                                                                                    Monthly
                                                                                                    Revenue
                                          Homes                                                    Per Home
                                       Subscribing                    Premium                     Subscribing
                             Homes      to Cable         Basic        Service        Premium       to Cable
System                      Passed(1)    Service    Penetration(2)     Units(3)  Penetration(4)    Service(5)   Subscribers(6)
------                      ------    -------       -----------        -----     -----------       -------      -----------
Monticello, KY and
  Jellico, TN                21,145        15,946         75.4%         3,154          19.8%          $32.97        18,732

Pomme De Terre, MO            3,583         1,119         31.2%           207          18.5%          $27.67         5,214
                             ------        ------                       -----                                       ------

Total                        24,728        17,065         69.0%         3,361          19.7%          $32.62        23,946
                             ======        ======                       =====                                       ======


--------

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

       (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 410.

       (4) Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

       (5) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

       (6) The Joint Venture reports subscribers for the systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

                  The Joint Venture's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Joint Venture also offers other cable television services to its customers. For additional charges, in most of its systems, the Joint Venture also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

                  The service options offered by the Joint Venture vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

                  Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Joint Venture's systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

                  At December 31, 1996, the Joint Venture's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $19.45 to $24.20 and premium service rates ranged from $10.95 to $11.95, excluding special promotions offered periodically in conjunction with the Joint Venture's marketing programs. A one-time installation fee, which the Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Joint Venture generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Joint Venture's customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

                  The Joint Venture has no employees. The various personnel required to operate the Joint Venture's business are employed by the Corporate General Partner, its subsidiary corporation and FHGLP. The cost of such employment is allocated and charged to the Joint Venture for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Joint Venture's business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Joint Venture. The amounts of these reimbursable costs are set forth below in
Item 11, "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

                  As part of its commitment to customer service, the Joint Venture seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry wide acceptance. Currently, the Joint Venture systems have an average channel capacity of 36 and, on average, 99% of the channel capacity of the systems was utilized at December 31, 1996. The Joint Venture believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Joint Venture's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Joint Venture, of which there can be no assurance. Also, as a result of the uncertainty created by recent regulatory changes, the Joint Venture has deferred all plant rebuilds and upgrades. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Joint Venture's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

DIGITAL COMPRESSION

                  The Joint Venture has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Joint Venture believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Joint Venture's management has no plans to install it at this time based on the current technological profile of its systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

                  The Joint Venture purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 94,300 homes subscribing to cable service at December 31, 1996), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Joint Venture's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Joint Venture's management cannot predict the impact of such potential payments on its business. Falcon

Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Joint Venture's programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

                  The Joint Venture's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Joint Venture agreeing to carry one new service in its Monticello system, for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

                  As of December 31, 1996, the Joint Venture held 19 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                                       Number of               Percentage of
                                                         Homes                     Homes
         Year of             Number of              Subscribing to             Subscribing to
Franchise Expiration        Franchises              Cable Service              Cable Service
--------------------        ----------              -------------              -------------
Prior to 1998                     4                        5,849                   34.3%
1998 - 2002                      12                        8,202                   48.1%
2003 and after                    3                        2,118                   12.4%
                                 --                       ------                   ----

Total                            19                       16,169                   94.8%
                                 ==                       ======                   ====

                  The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 896 customers, comprising approximately 5.2% of the

Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

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

COMPETITION

                  Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

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

                  Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

                  Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. The use of digital compression technology may enable MMDS systems to deliver even more channels. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

                  Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

                  The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

                  The FCC also has a pending rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multichannel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

                  The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

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

                           LEGISLATION AND REGULATION

                  The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership and Joint Venture.

CABLE COMMUNICATIONS POLICY ACT OF 1984

                  The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

                  On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

                  A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

                  On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

                  On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

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

                  RATE REGULATION

                  The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

                  The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Joint Venture's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

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

                  The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Joint Venture. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Joint Venture's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

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

                  CARRIAGE OF BROADCAST TELEVISION SIGNALS

                  The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Joint Venture has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Joint Venture has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Joint Venture has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

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

                  CHANNEL SET-ASIDES

                  The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

                  COMPETING FRANCHISES

                  Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

                  OWNERSHIP

                  The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

                  The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

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

                  The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

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

                  FRANCHISE TRANSFERS

                  The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

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

                  TECHNICAL REQUIREMENTS

                  Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

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

                  The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

                  COPYRIGHT

                  Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

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

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 1,864 as of December 31, 1996. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

                  The Partnership began making periodic cash distributions to limited partners from operations in February 1988. The distributions were funded primarily from distributions received by the Partnership from the Joint Venture. No distributions were made during 1994, 1995 or 1996.

                  The Partnership's ability to pay distributions in the future, the actual level of any such distributions and the continuance of distributions if commenced, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions, if any. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.           SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership and of the Joint Venture for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


I.  THE PARTNERSHIP

                                                                          Year Ended December 31,
                                              ---------------------------------------------------------------------------------
OPERATIONS  STATEMENT DATA                        1992             1993             1994             1995             1996
                                              -------------    -------------    -------------    -------------    -------------
  Costs and expenses                          $    (80,400)    $    (44,300)    $    (49,800)    $    (32,000)    $    (27,100)

  Depreciation and amortization                     (4,800)               -                -                -                -
                                              -------------    -------------    -------------    -------------    -------------

  Operating loss                                   (85,200)         (44,300)         (49,800)         (32,000)         (27,100)

  Interest expense                                  (2,500)          (2,000)          (1,700)            (500)            (500)

  Equity in net loss of joint venture             (664,000)        (601,600)        (642,500)        (555,100)        (311,000)
                                              -------------    -------------    -------------    -------------    -------------

  Net loss                                    $   (751,700)    $   (647,900)    $   (694,000)    $   (587,600)    $   (338,600)
                                              =============    =============    =============    =============    =============

PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:

  Net loss                                    $     (12.45)   $      (10.73)   $      (11.50)   $       (9.73)   $       (5.61)
                                              =============    =============    =============    =============    =============


                                                                             As of December 31,
                                              ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                1992             1993             1994             1995             1996
                                              -------------    -------------    -------------    -------------    -------------
  Total assets                                $  6,680,800     $  5,948,000     $  5,259,800     $  4,663,400     $  4,326,200

  General partners' deficit                        (58,400)         (64,900)         (71,800)         (77,700)         (81,100)

  Limited partners' capital                      6,634,500        5,993,100        5,306,000        4,724,300        4,389,100

II.  ENSTAR CABLE OF CUMBERLAND VALLEY



                                                                           Year Ended December 31,
                                              -----------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                         1992             1993              1994             1995              1996
                                              -----------      ------------      ------------     ------------      ------------

  Revenues                                    $  5,917,800     $  6,243,400      $  6,173,900     $  6,241,700      $  6,728,900

  Cost and expenses                             (3,446,400)      (3,471,600)       (3,657,600)      (3,526,300)       (3,881,000)

  Depreciation and amortization                 (3,227,300)      (3,012,700)       (3,158,600)      (3,104,900)       (2,841,600)
                                              ------------     ------------      ------------     ------------      ------------


  Operating income (loss)                         (755,900)        (240,900)         (642,300)        (389,500)            6,300

  Interest expense                                (587,000)        (439,100)         (664,800)        (779,300)         (699,400)

  Interest income                                   14,900           15,700            22,100           58,600            71,100

  Loss on sale of cable television system                -         (538,900)                -                -                 -
                                              ------------     ------------      ------------     ------------      ------------

  Net loss                                    $ (1,328,000)    $ (1,203,200)     $ (1,285,000)    $ (1,110,200)     $   (622,000)
                                              ============     ============      ============     ============      ============
  Distributions paid to venturers             $    176,000     $    264,000      $    158,200     $     18,000      $     63,000
                                              ============     ============      ============     ============      ============


OTHER OPERATING DATA

  Net cash provided by
     operating activities                     $  1,544,800     $  1,884,800      $  1,882,400     $  2,045,900     $   2,750,200

  EBITDA(1)                                      2,471,400        2,771,800         2,516,300        2,715,400         2,847,900

  EBITDA to revenues                                  41.8%            44.4%             40.8%            43.5%             42.3%

  Total debt to EBITDA                                 3.5x             2.4x              2.7x             2.5x              2.1x

  Capital expenditures                        $    546,600     $    532,900      $    763,400     $  1,975,800      $    662,100
                                              ------------     ------------      ------------     ------------      ------------

BALANCE SHEET DATA                                1992             1993              1994             1995              1996
                                              ------------     ------------      ------------     ------------      ------------

  Total assets                                $ 23,245,100     $ 19,406,000      $ 18,232,200     $ 17,049,700      $ 15,832,600

  Total debt                                     8,681,500        6,767,200         6,767,200        6,767,200         6,067,200

  Venturers' capital                            13,311,600       11,844,400        10,401,200        9,273,000         8,588,000


--------------------
         (1) Operating income before depreciation and amortization. The Joint Venture measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the General Partner believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Joint Venture, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Joint Venture's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Joint Venture's revenues and cash flow. However, in accordance with the FCC's regulations, the Joint Venture will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Joint Venture will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Venture's business. Accordingly, the Joint Venture's historical financial results as described below are not necessarily indicative of future performance.

                This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership and the Joint Venture. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Joint Venture, as discussed more fully elsewhere in this Report.

                All of the Partnership's cable television business operations are conducted through its participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley. The Partnership participates equally with its affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the Joint Venture Agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

                THE PARTNERSHIP

                All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $79,100, $9,000 and $31,500 to the Partnership, representing the Partnership's pro rata (i.e., 50%) share of the cash flow distributed from the Joint Venture's operations, during 1994, 1995 and 1996, respectively. The Partnership did not pay distributions to its partners during 1994, 1995 or 1996.

                THE JOINT VENTURE

                1996 COMPARED TO 1995

                The Joint Venture's revenues increased from $6,241,700 to $6,728,900, or by 7.8%, for the year ended December 31, 1996 as compared to 1995. Of the $487,200 increase in revenues for the year ended December 31, 1996 as compared to 1995, $406,900 was due to increases in regulated service rates that were implemented by the Joint Venture in the second, third and fourth quarters of 1996, $108,400 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and

$76,100 was due to increases in other revenue producing items including rebates from programmers, charges for franchise fees the Joint Venture passed through to its customers and installation revenues. These increases were partially offset by a decrease of $104,200 due to decreases in the number of subscriptions for services. As of December 31, 1996, the Joint Venture had approximately 17,100 homes subscribing to cable service and 3,400 premium service units.

                  Service costs increased from $2,177,600 to $2,394,700, or by 10.0%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $217,100 increase in service costs for the year ended December 31, 1996 as compared to 1995, $120,800 was due to increased programming fees charged by program suppliers (including primary satellite fees), $58,300 was due to an increase in personnel costs, $41,900 was due to an increase in franchise fees, $19,500 was due to an increase in copyright fees, $15,200 was due to an increase in repair and maintenance expense, $11,300 was due to a decrease in capitalization of labor and overhead expense due to fewer capital projects during 1996 and $10,100 was due to an increase in pole rent expense. These increases were partially offset by a $52,400 decrease in property taxes as the result of an adjustment to expense in 1995 for additional tax assessments related to 1994. The increase in programming fees included a $35,600 increase related to the restructuring of The Disney Channel discussed above.

                  General and administrative expenses increased from $786,100 to $877,700, or by 11.7%, for the year ended December 31, 1996 as compared to 1995. Of the $91,600 increase for the year ended December 31, 1996 as compared to 1995, $70,100 was due to higher insurance premiums, $38,900 was due to a decrease in capitalization of labor and overhead expense, $15,300 was due to an increase in personnel costs and $8,300 was due to an increase in marketing expense. These increases were partially offset by a $29,100 decrease in bad debt expense and by an $8,500 decrease in customer billing expense.

                  Management fees and reimbursed expenses increased from $562,600 to $608,600, or by 8.2%, for the year ended December 31, 1996 as compared to 1995. Management fees increased by $24,300 for the year ended December 31, 1996 as compared to 1995 in direct relation to increased revenues as described above. Reimbursable expenses increased by $21,700 for the year ended December 31, 1996 as compared to 1995, primarily due to higher allocated personnel costs, rent expense, dues and subscription expense, professional service fees and compliance costs associated with reregulation by the FCC.

                  Depreciation and amortization expense decreased from $3,104,900 to $2,841,600, or by 8.5%, for the year ended December 31, 1996 as compared to 1995, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  The Joint Venture generated operating income of $6,300 for the year ended December 31, 1996 as compared to an operating loss of $389,500 in 1995, primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

                  Interest expense decreased from $779,300 to $699,400, or by 10.3%, for the year ended December 31, 1996 as compared to 1995, due to lower average interest rates (9.8% in 1996 versus 10.3% in 1995) and a decrease in average borrowings from $6,767,200 in 1995 to $6,396,200 in 1996.

                  Interest income increased from $58,600 to $71,100, or by 21.3%, for the year ended December 31, 1996 as compared to 1995, due to higher cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net loss decreased from $1,110,200 to $622,000, or by 44.0%, for the year ended December 31, 1996 as compared to 1995.

                  Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 43.5% during 1995 to 42.3% in 1996. The decrease was primarily due to increases in programming fees, insurance premiums and personnel costs as discussed above. EBITDA increased from $2,715,400 to $2,847,900, or by 4.9%, for the year ended December 31, 1996 as compared with 1995.

                1995 COMPARED TO 1994

                The Joint Venture's revenues increased from $6,173,900 to $6,241,700, or by 1.1%, during 1995 compared to 1994. Of the $67,800 increase in revenues, $184,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995, $76,500 was due to greater numbers of subscriptions for cable service and $53,800 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $238,400, and by a $9,000 decrease in other revenue producing items. As of December 31, 1995, the Joint Venture had approximately 17,300 homes subscribing to cable service and 4,300 premium service units.

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

                Management fees and reimbursed expenses decreased from $592,900 to $562,600, or by 5.1%, during 1995 compared with 1994. Of the $30,300 decrease, $33,700 was due to decreased reimbursable expenses resulting from lower allocated personnel costs and compliance costs associated with reregulation by the FCC during 1995. Management fees increased by $3,400 in direct relation to increased revenues as described above.

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

                Interest expense increased from $664,800 to $779,300, or by 17.2%, during 1995 as compared to 1994, due to an increase in the average interest rates paid by the Joint Venture on long-term borrowings (10.3% in 1995 versus 8.6% in 1994).

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

               Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 40.8% during 1994 to 43.5% in 1995. The increase was primarily due to increased revenues and lower general and administrative expenses as discussed above. EBITDA increased from $2,516,300 to $2,715,400, or by 7.9%, during 1995 compared to 1994.

                  DISTRIBUTIONS MADE BY THE CUMBERLAND VALLEY JOINT VENTURE

                  The Joint Venture distributed $158,200, $18,000 and $63,000 equally between its two partners during 1994, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture spent $662,100 on capital expenditures in 1996, primarily for equipment upgrades, and has budgeted capital expenditures of approximately $688,700 in 1997 to upgrade additional equipment.

                Management believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1997. As a result, the Corporate General Partner intends to use its cash for such purposes. Accordingly, management does not anticipate a resumption of distributions to unitholders during 1997.

                In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the Lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning on September 30, 1994 which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of December 31, 1996. The Joint Venture's maximum commitment of $6,850,000 at December 31, 1996 will decrease by $1,850,000 in 1997 to
$5,000,000, by $2,100,000 in 1998 to $2,900,000 and by $1,100,000 through June
30, 1999 with a final installment of $1,800,000 due on September 30, 1999. The outstanding balance under the Facility at December 31, 1996 was $6,067,200. On March 7, 1997, the Joint Venture elected to prepay $2,000,000 of its note payable balance, which reduced its outstanding borrowings from $6,067,200 to $4,067,200.

               1996 VS. 1995

               The Partnership used $46,700 less cash in operating activities during the year ended December 31, 1996 than in 1995, primarily due to the timing of collections of receivables from affiliates ($31,600 cash increase) and the payment of recurring liabilities to the Corporate General Partner and third party creditors ($10,200 cash increase). Partnership expenses used $4,900 less cash during 1996 than in 1995 after adding back non-cash equity in net loss of Joint Venture.

               Cash provided by investing activities increased by $22,500 during 1996 as compared to 1995 due to increased distributions from the Cumberland Valley Joint Venture.

               1995 VS. 1994

               The Partnership used $11,400 more cash in operating activities during the year ended December 31, 1995 than in 1994, primarily due to the timing of collections of receivables from affiliates ($15,800 cash decrease) and the payment of recurring liabilities owed to the Corporate General Partner and third party creditors ($14,600 cash decrease). Partnership expenses used $19,000 less cash during 1995 than in 1994 after adding back non-cash equity in net loss of Joint Venture.

               Cash provided by investing activities decreased by $70,100 during 1995 as compared to 1994 due to reduced distributions from the Cumberland Valley Joint Venture.

RECENT ACCOUNTING PRONOUNCEMENTS

               In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Joint Venture adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

INFLATION

               Certain of the Joint Venture's expenses, such as those for equipment repair and replacement, billing and marketing, generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Venture is able to increase its service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1996, the Corporate General Partner managed cable television systems with approximately 125,000 Subscribers.

                  Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of subsidiaries and also controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

                  Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                                POSITION
----                                --------
Marc B. Nathanson                   Director, Chairman of the Board and Chief Executive Officer
Frank J. Intiso                     Director, President and Chief Operating Officer
Stanley S. Itskowitch               Director, Executive Vice President and General Counsel
Michael K. Menerey                  Director, Chief Financial Officer and Secretary
Joe A. Johnson                      Executive Vice President - Operations
Jon W. Lunsford                     Vice President - Finance and Corporate Development
Abel C. Crespo                      Controller

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable

Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984. He has been Chief Financial Officer and Secretary of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 52, has been Executive Vice President - Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development FHGI since September 1994. He has been Vice President-Finance and Corporate Development of Enstar Communications Corporation since January 1996. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 37, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

                The following sets forth, as of December 31, 1996, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

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

ITEM 11.          EXECUTIVE COMPENSATION

MANAGEMENT FEE

                  The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Joint Venture's systems and provides all operational support for the activities of the Partnership and Joint Venture. For these services, the Manager receives a management fee of 4% of gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. The Management Agreement also requires the Partnership to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Partnership upon sixty
(60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Joint Venture and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. Additionally, the Joint Venture receives certain system operating management services from affiliates of the Manager in lieu of directly employing personnel to perform such services. The Joint Venture reimburses the affiliates for its allocable share of their operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership, for which it is reimbursed.

                  For the fiscal year ended December 31, 1996, the Manager charged the Joint Venture management fees of approximately $269,100 and reimbursed expenses of $272,200. In addition, the Joint Venture paid the Corporate General Partner approximately $67,300 in respect of its 1% special interest. The Joint Venture also reimbursed affiliates approximately $580,100 for system operating management services. Certain programming services are purchased through Falcon Cablevision. The Joint Venture paid Falcon Cablevision approximately $1,257,300 for these programming services for fiscal year 1996.

PARTICIPATION IN DISTRIBUTIONS

                  The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5, "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of March 3, 1997, the common stock of FHGI was owned as follows: 78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1997, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg
A. Nathanson is Marc B. Nathanson's brother.

                  As of March 3, 1997, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications. In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

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

                  FHGLP also manages the operations of Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

                  Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

                  These affiliations subject FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

                  FHGLP and the Corporate General Partner will resolve all conflicts of interest in accordance with their fiduciary duties.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNERS

                  A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Certain cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

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



(b)                   Reports on Form 8-K

                      None.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                                ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                                By:      Enstar Communications Corporation,
                                         Corporate General Partner


                                         By: /s/  Marc B. Nathanson
                                            -----------------------------------
                                              Marc B. Nathanson
                                              Chairman of the Board and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1997.

               Signatures                                                  Title(*)
               ----------                                                  --------


 /s/ Marc B. Nathanson                            Chairman of the Board and Chief Executive Officer
 ----------------------------------------           (Principal Executive Officer)
 Marc B. Nathanson


 /s/ Michael K. Menerey                          Chief Financial Officer, Secretary and Director
 ----------------------------------------          (Principal Financial and Accounting Officer)
 Michael K. Menerey


 /s/ Frank J. Intiso                             President, Chief Operating Officer
 ----------------------------------------          and Director
 Frank J. Intiso


 /s/ Stanley S. Itskowitch                       Executive Vice President, General Counsel
 ----------------------------------------          and Director
 Stanley S. Itskowitch



(*) Indicates position(s) held with Enstar Communications Corporation, the
    Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                    Page
                                                            -------------------------------------------------------
                                                            Enstar Income/Growth                   Enstar Cable of
                                                            Program Five-A, L.P.                  Cumberland Valley
                                                            --------------------                  -----------------
Reports of Independent Auditors                                   F-2                                  F-10

Balance Sheets - December 31, 1995 and 1996                       F-3                                  F-11

Financial Statements for each of
    the three years in the period
    ended December 31, 1996:

       Statements of Operations                                   F-4                                  F-12

       Statements of Partnership/
         Venturers' Capital (Deficit)                             F-5                                  F-13

       Statements of Cash Flows                                   F-6                                  F-14

Notes to Financial Statements                                     F-7                                  F-15


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income/Growth Program Five-A, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income/Growth Program Five-A, L.P. (A Georgia Limited Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Five-A, L.P. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                      /s/  ERNST & YOUNG LLP




Los Angeles, California
February 21, 1997

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                                 BALANCE SHEETS

               =================================================



                                                                    December 31,
                                                             --------------------------
                                                                1995          1996
                                                             -----------    -----------
ASSETS:

  Cash                                                       $    11,100    $    32,200

  Due from affi1iates                                             15,800           --

  Equity in net assets of joint venture                        4,636,500      4,294,000
                                                             -----------    -----------

                                                             $ 4,663,400    $ 4,326,200
                                                             ===========    ===========


                       LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:

  Accounts payable                                           $    16,800    $    15,000

  Due to affiliates                                                 --            3,200
                                                             -----------    -----------

         TOTAL LIABILITIES                                   $    16,800    $    18,200
                                                             -----------    -----------


PARTNERSHIP CAPITAL (DEFICIT):

  General partners                                               (77,700)       (81,100)

  Limited partners                                             4,724,300      4,389,100
                                                             -----------    -----------

         TOTAL PARTNERSHIP CAPITAL                             4,646,600      4,308,000
                                                             -----------    -----------

                                                             $ 4,663,400    $ 4,326,200
                                                             ===========    ===========





                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF OPERATIONS

                     =====================================


                                                                Year Ended December 31,
                                                          ----------------------------------
                                                            1994         1995         1996
                                                          ---------    ---------    ---------
OPERATING EXPENSES:
  General and administrative expenses                     $  23,700    $  32,000    $  27,100
  General Partner reimbursed expenses                        26,100         --           --
                                                          ---------    ---------    ---------

        Operating loss                                      (49,800)     (32,000)     (27,100)

INTEREST EXPENSE                                             (1,700)        (500)        (500)
                                                          ---------    ---------    ---------

        Loss before equity in net loss of joint venture     (51,500)     (32,500)     (27,600)


EQUITY IN NET LOSS OF JOINT VENTURE                        (642,500)    (555,100)    (311,000)
                                                          ---------    ---------    ---------

NET LOSS                                                  $(694,000)   $(587,600)   $(338,600)
                                                          =========    =========    =========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                    $  (11.50)   $   (9.73)   $   (5.61)
                                                          =========    =========    =========

WEIGHTED AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING THE YEAR                          59,766       59,766       59,766
                                                          =========    =========    =========





                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                         =============================



                                    General      Limited
                                   Partners      Partners         Total
                                 -----------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1994                $   (64,900)   $ 5,993,100    $ 5,928,200

        Net loss for year             (6,900)      (687,100)      (694,000)
                                 -----------    -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1994                  (71,800)     5,306,000      5,234,200

        Net loss for year             (5,900)      (581,700)      (587,600)
                                 -----------    -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                  (77,700)     4,724,300      4,646,600

        Net loss for year             (3,400)      (335,200)      (338,600)
                                 -----------    -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1996              $   (81,100)   $ 4,389,100    $ 4,308,000
                                 ===========    ===========    ===========







                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                     =====================================


                                                       Year Ended December 31,
                                                  -----------------------------------
                                                     1994        1995         1996
                                                  ---------    ---------    ---------
Cash flows from operating activities:
  Net loss                                        $(694,000)   $(587,600)   $(338,600)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Equity in net loss of joint venture            642,500      555,100      311,000
      Increase (decrease) from changes in:
       Due from affiliates                              -        (15,800)      15,800
       Accounts payable and due to affiliates         5,800       (8,800)       1,400
                                                  ---------    ---------    ---------

        Net cash used in operating activities       (45,700)     (57,100)     (10,400)
                                                  ---------    ---------    ---------

Cash flows from investing activities:
   Distributions from joint venture                  79,100        9,000       31,500
                                                  ---------    ---------    ---------

Net increase (decrease) in cash                      33,400      (48,100)      21,100

Cash at beginning of year                            25,800       59,200       11,100
                                                  ---------    ---------    ---------

Cash at end of year                               $  59,200    $  11,100    $  32,200
                                                  =========    =========    =========







                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                          ============================



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

                Enstar Income/Growth Program Five-A, L.P. is a Georgia limited partnership (the "Partnership") whose principal business is derived from its 50% ownership interest in the operations of Enstar Cable of Cumberland Valley, a Georgia general partnership (the "Joint Venture"). The financial statements include the operations of the Partnership and its equity ownership interest in the Joint Venture. The separate financial statements of the Joint Venture are included on pages F-10 to F-20 of this report on Form 10-K, and should be read in conjunction with these financial statements.

                The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes, of the partners.

INVESTMENT IN JOINT VENTURE

                The Partnership's investment and share of the income or loss in a Joint Venture is accounted for on the equity method of accounting.

INCOME TAXES

                  The Partnership pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the general partners and the limited partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Partnership's net assets exceeds its tax basis by $1,456,800.

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

NOTE 2 - PARTNERSHIP MATTERS

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                       =================================

NOTE 2 - PARTNERSHIP MATTERS (CONCLUDED)

                On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner.

                The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1987, and the initial closing took place in March 1987. The Partnership continued to raise capital until $15,000,000 (the maximum) was sold in July 1987.

                The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the general partners and 80% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

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

                The amended partnership agreement limits the amount of debt the Partnership may incur.

NOTE 3- EQUITY IN NET ASSETS OF JOINT VENTURE

                The Partnership and an affiliate partnership, Enstar Income/Growth Program Five-B, L.P., (collectively, the "Venturers") each own 50% of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each venturer during 1988 totaling $11,821,000 in cash and $750,000 in capitalized system acquisition and related costs. Each partnership shares equally in the profits and losses of the Joint Venture. The Joint Venture incurred losses of $1,285,000, $1,110,200 and $622,000 in 1994, 1995 and 1996,
respectively, of which $642,500, $555,100 and $311,000 were allocated to the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                       =================================

NOTE 4- TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1994, 1995 or 1996 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 1994, 1995 and 1996.

                The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Reimbursed expenses totaled approximately $26,100 in 1994. No reimbursable expenses were incurred on behalf of the Partnership during 1995 or 1996.

NOTE 5 - COMMITMENTS

                The Partnership, together with Enstar Income/Growth Program Five-B, L.P. has pledged its Joint Venture interest as collateral against the debt of the Joint Venture.

                         REPORT OF INDEPENDENT AUDITORS





To the Venturers of
Enstar Cable of Cumberland Valley  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Cumberland Valley (A Georgia General Partnership) as of December 31, 1995 and 1996, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Cumberland Valley at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                       /s/  ERNST & YOUNG LLP



Los Angeles, California
February 21, 1997

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                                 BALANCE SHEETS

                          ============================

                                                                                      December 31,
                                                                                -------------------------
                                                                                   1995          1996
                                                                                -----------   -----------
ASSETS:
  Cash and cash equivalents                                                     $ 1,110,900   $ 2,425,100

  Accounts receivable, less allowance of $28,500 and
   $23,600 for possible losses                                                      147,700       149,500

  Insurance claim receivable                                                        353,800        15,600

  Prepaid expenses                                                                   59,700        85,600

  Cable materials, equipment and supplies                                           196,300       196,300

  Property, plant and equipment, less accumulated
   depreciation and amortization                                                 10,498,900     9,743,900

  Franchise cost, net of accumulated
   amortization of $12,989,000 and $12,173,600                                    4,477,000     3,063,200

  Deferred loan costs and other, net                                                205,400       153,400
                                                                                -----------   -----------

                                                                                $17,049,700   $15,832,600
                                                                                ===========   ===========

                                           LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
  Accounts payable                                                              $   966,000   $   839,600
  Due to affiliates                                                                  43,500       337,800
  Note payable                                                                    6,767,200     6,067,200
                                                                                -----------   -----------

          TOTAL LIABILITIES                                                       7,776,700     7,244,600
                                                                                -----------   -----------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
  Enstar Income/Growth Program Five-A, L.P.                                       4,636,500     4,294,000
  Enstar Income/Growth Program Five-B, L.P.                                       4,636,500     4,294,000
                                                                                -----------   -----------

          TOTAL VENTURERS' CAPITAL                                                9,273,000     8,588,000
                                                                                -----------   -----------

                                                                                $17,049,700   $15,832,600
                                                                                ===========   ===========



                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF OPERATIONS

                      ====================================


                                                Year Ended December 31,
                                        -----------------------------------------
                                           1994           1995           1996
                                        -----------    -----------    -----------
REVENUES                                $ 6,173,900    $ 6,241,700    $ 6,728,900
                                        -----------    -----------    -----------

OPERATING EXPENSES:
  Service costs                           2,133,400      2,177,600      2,394,700
  General and administrative expenses       931,300        786,100        877,700
  General Partner management fees
   and reimbursed expenses                  592,900        562,600        608,600
  Depreciation and amortization           3,158,600      3,104,900      2,841,600
                                        -----------    -----------    -----------

                                          6,816,200      6,631,200      6,722,600
                                        -----------    -----------    -----------

      Operating income (loss)              (642,300)      (389,500)         6,300
                                        -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                         (664,800)      (779,300)      (699,400)
  Interest income                            22,100         58,600         71,100
                                        -----------    -----------    -----------

                                           (642,700)      (720,700)      (628,300)
                                        -----------    -----------    -----------

NET LOSS                                $(1,285,000)   $(1,110,200)   $  (622,000)
                                        ===========    ===========    ===========





                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                        STATEMENTS OF VENTURERS' CAPITAL

                        ===============================


                                                     Enstar Income/       Enstar Income/
                                                     Growth Program       Growth Program
                                                      Five-A, L.P.          Five-B, L.P.             Total
                                                      ------------          ------------          ------------
BALANCE, January 1, 1994                              $  5,922,200          $  5,922,200           $11,844,400

  Distributions to venturers                               (79,100)              (79,100)             (158,200)
  Net loss for year                                       (642,500)             (642,500)           (1,285,000)
                                                      ------------          ------------          ------------

BALANCE, December 31, 1994                               5,200,600             5,200,600            10,401,200

  Distributions to venturers                                (9,000)               (9,000)              (18,000)
  Net loss for year                                       (555,100)             (555,100)           (1,110,200)
                                                      ------------          ------------          ------------

BALANCE, December 31, 1995                               4,636,500             4,636,500             9,273,000

  Distributions to venturers                               (31,500)              (31,500)              (63,000)
  Net loss for year                                       (311,000)             (311,000)             (622,000)
                                                      ------------          ------------          ------------

BALANCE, December 31, 1996                            $  4,294,000          $  4,294,000          $  8,588,000
                                                      ============          ============          ============





                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF CASH FLOWS

                     =====================================



                                                             Year Ended December 31,
                                                     -----------------------------------------
                                                         1994           1995           1996
                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,285,000)   $(1,110,200)   $  (622,000)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                    3,158,600      3,104,900      2,841,600
      Amortization of deferred loan costs                 52,200         52,200         52,200
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses,
         cable materials and other assets               (312,800)        53,300        310,500
       Accounts payable and due to affiliates            269,400        (54,300)       167,900
                                                     -----------    -----------    -----------

         Net cash provided by operating activities     1,882,400      2,045,900      2,750,200
                                                     -----------    -----------    -----------


Cash flows from investing activities:
  Capital expenditures                                  (763,400)    (1,975,800)      (662,100)
  Increase in intangible assets                           (9,900)       (21,000)       (10,900)
                                                     -----------    -----------    -----------

         Net cash used in investing activities          (773,300)    (1,996,800)      (673,000)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to venturers                            (158,200)       (18,000)       (63,000)
  Repayment of debt                                          -              -         (700,000)
  Deferred loan costs                                    (47,400)           -              -
                                                     -----------    -----------    -----------

         Net cash used in financing activities          (205,600)       (18,000)      (763,000)
                                                     -----------    -----------    -----------

Net increase in cash and cash equivalents                903,500         31,100      1,314,200

Cash and cash equivalents at beginning of year           176,300      1,079,800      1,110,900
                                                     -----------    -----------    -----------

Cash and cash equivalents at end of year             $ 1,079,800    $ 1,110,900    $ 2,425,100
                                                     ===========    ===========    ===========



                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                          ===========================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

                Enstar Cable of Cumberland Valley, a Georgia general partnership (the "Joint Venture"), owns and operates cable systems in rural areas of Kentucky, Tennessee and Missouri.

                The financial statements do not give effect to any assets that Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P. (the "Venturers") may have outside of their interest in the Joint Venture, nor to any obligations, including income taxes, of the Venturers.

CASH EQUIVALENTS

                For purposes of the statements of cash flows, the Joint Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

                Cash equivalents at December 31, 1996 include $2,311,000 of short-term investments in commercial paper.

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

                Cable television systems                    5-15 years
                Vehicles                                       3 years
                Furniture and equipment                      5-7 years
                Leasehold improvement                    Life of lease

FRANCHISE COST

                The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new, undeveloped franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Joint Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

DEFERRED LOAN COSTS AND OTHER DEFERRED CHARGES

                  Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the related loan. Other deferred charges are amortized using the straight-line method over two years.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                         =============================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

RECOVERABILITY OF ASSETS

                The Joint Venture assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Joint Venture also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

                Revenues from cable services are recognized as the services are provided.

INCOME TAXES

                 As a partnership, the Joint Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Joint Venture are passed through to the Joint Venturers. Nominal taxes are assessed by certain state jurisdictions. The basis in the Joint Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Joint Venture's net assets exceeds its tax basis by $2,913,600.

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

                The Joint Venture was formed under the terms of a general partnership agreement (the "Partnership Agreement") effective January 11, 1988 between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P., which are two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems.

                On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner.

                Under the terms of the Partnership Agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                         =============================

NOTE 3 - INSURANCE CLAIM RECEIVABLE

                Insurance claim receivable at December 31, 1995 consisted of an uncollected insurance claim arising from storm related system damage incurred in 1994. The claim was largely collected in 1996. The Joint Venture believes the remaining $15,600 balance due at December 31, 1996 is fully collectible in 1997.

NOTE 4- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                        December 31,
                                ----------------------------
                                    1995            1996
                                ------------    ------------
Cable television systems        $ 18,374,800    $ 18,928,500
Vehicles, furniture and
    equipment and leasehold
    improvements                     518,800         574,700
                                ------------    ------------
                                  18,893,600      19,503,200
Less accumulated depreciation
    and amortizatation            (8,394,700)     (9,759,300)
                                ------------    ------------

                                $ 10,498,900    $  9,743,900
                                ============    ============

NOTE 5 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6 - NOTE PAYABLE

                During 1993, the Joint Venture entered into a $9,000,000 reducing revolving line of credit agreement (the "Credit Agreement") with a final maturity of September 30, 1999. The Credit Agreement provides for quarterly reductions of the maximum commitment which commenced September 30, 1994, permanently reducing the maximum available borrowings under the Credit Agreement. The commitment reduces in quarterly installments of $425,000 through June 30, 1997, $500,000 through June 30, 1998, $550,000 through June 30, 1999, with a final payment of $1,800,000 due on September 30, 1999. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                         =============================

NOTE 6 - NOTE PAYABLE (CONCLUDED)

                  The Joint Venture is permitted to prepay amounts outstanding under the Credit Agreement at any time without penalty, and is able to re-borrow throughout the term of the Credit Agreement up to the maximum commitment then available so long as no event of default exists.

                  Borrowings bear interest at the lender's base rate (8.25% at December 31, 1996), as defined, plus 1.5%, payable quarterly. The Joint Venture is also required to pay a commitment fee of .5% per annum on the unused portion of the revolver. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Joint Venture and by a pledge of the Venturers' interests in the Joint Venture. The Joint Venture has substantially utilized its borrowing capacity under the note payable.

                  The Credit Agreement contains various requirements and restrictions including maintenance of minimum operating results, required financial reporting, restrictions on sales of assets and limitations on investments, loans and advances. According to the Credit Agreement, the lender may also require that at least 50% of borrowings under the Credit Agreement be subject to a fixed rate of interest for a period of at least two years. Management believes that the Joint Venture was in compliance with all loan covenants at December 31, 1996.

                  Principal maturities of the note payable as of December 31, 1996 are as follows:

               Year                                          Amount
               ----                                        ----------
               1997                                        $1,067,200
               1998                                         2,100,000
               1999                                         2,900,000
                                                           ----------

                                                           $6,067,200
                                                           ==========

                  On March 7, 1997, (subsequent to the date of report of independent auditors) the Joint Venture elected to prepay $2,000,000 of its note payable balance, which reduced its outstanding borrowings from $6,067,200 to $4,067,200.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

                  The Joint Venture leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2002.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                         =============================

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

                Future minimum rental payments under non-cancelable leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

           Year                                                  Amount
           ----                                                 -------
           1997                                                 $13,600
           1998                                                  13,600
           1999                                                  13,600
           2000                                                  13,100
           2001                                                  13,000
           Thereafter                                             5,300
                                                                -------

                                                                $72,200
                                                                =======

                Rentals, other than pole rentals, charged to operations approximated $49,200, $48,400 and $49,400, in 1994, 1995 and 1996, respectively, while pole rental expense approximated $106,700, $95,800 and $105,900 in 1994, 1995 and 1996, respectively.

                The Joint Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Joint Venture's cable services. The Joint Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain non-basic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                        ================================

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                The Joint Venture has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Joint Venture. Management fee expense approximated $247,000, $249,700, and $269,100 in 1994, 1995 and 1996,
respectively. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. This fee approximated $61,700, $62,400 and $67,300 in 1994, 1995 and 1996, respectively.

                The Joint Venture also reimburses the Manager for direct expenses incurred on behalf of the Joint Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Joint Venture for these services approximated $284,200, $250,500 and $272,200 during 1994, 1995 and 1996, respectively.

                The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $581,900, $532,800 and $580,100 in 1994, 1995 and 1996, respectively. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                 Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $1,071,200, $1,136,500 and $1,257,300 in 1994, 1995 and 1996, respectively.
Programming fees are included in service costs in the statements of operations.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                Cash paid for interest amounted to $662,500, $777,400 and $703,400 in 1994, 1995 and 1996, respectively.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3              Second Amended and Restated  Agreement of Limited  Partnership of Enstar  Income/Growth  Program  Five-A,
               L.P., dated as of August 1, 1988(2)
10.1           Amended and Restated  Partnership  Agreement of Enstar Cable of Cumberland Valley,  dated as of April 28,
               1988(2)
10.2           Management Agreement between Enstar Income/Growth Program Five-A, L.P., and Enstar Cable Corporation(1)
10.3           Management  Agreement  between  Enstar  Cable of  Cumberland  Valley and  Enstar  Cable  Corporation,  as
               amended(2)
10.4           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Cumberland, Kentucky(1)
10.5           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Greensboro, Kentucky(1)
10.6           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Jellico, Tennessee(1)
10.7           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Liberty, Kentucky(1)
10.8           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Monticello, Kentucky(1)
10.9           Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for the City of Russell Springs, Kentucky(1)
10.10          Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for McCreary County, Kentucky(1)
10.11          Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for Whitley County, Kentucky(1)
10.12          Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system franchise for Campbell County, Tennessee(1)
10.13          Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system for Russell County, Kentucky(2)
10.14          Franchise  ordinance and related documents thereto granting a non-exclusive  community antenna television system for Wayne County, Kentucky(2)
10.15          Service Agreement between Enstar Communications Corporation,  Enstar Cable Corporation and Falcon Holding
               Group, Inc. dated as of October 1, 1988(3)
10.16          Amendment No. 2 to Revolving  Credit and Term Loan Agreement dated April 29, 1988 between Enstar Cable of
               Cumberland Valley and Rhode Island Hospital Trust National Bank, dated March 26, 1990.(4)
10.17          Amendment No. 3 to Revolving  Credit and Term Loan Agreement dated April 29, 1988 between Enstar Cable of
               Cumberland Valley and Rhode Island Hospital Trust National Bank, dated December  27, 1990.(4)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
10.18          Amendment No. 4 to Revolving  Credit and Term Loan Agreement dated April 29, 1988 between Enstar Cable of
               Cumberland Valley and Rhode Island Hospital Trust National Bank, dated March 25, 1992.(5)
10.19          Amendment No. 5 to Revolving  Credit and Term Loan Agreement dated April 29, 1988 between Enstar Cable of
               Cumberland Valley and Rhode Island Hospital Trust National Bank, dated February 16, 1993.(6)
10.20          Amendment  No. 6 to  Revolving  and Term Loan  Agreement  dated April 29, 1988  between  Enstar  Cable of
               Cumberland Valley and Rhode Island Hospital Trust National Bank, dated March 23, 1993.(6)
10.21          Asset Purchase  Agreement and related documents by and between Enstar Cable of Cumberland Valley and W.K.
               Communications, Inc., dated as of April 23, 1993.(6)
10.22          Loan Agreement  between Enstar Cable of Cumberland  Valley and  Kansallis-Osake-Pankki  dated December 9,
               1993.(8)
10.23          Amendment to Loan Agreement  dated December 9, 1993 between Enstar Cable of Cumberland  Valley and Merita
               Bank Ltd., Successor in Interest to Kansallis-Osake-Pankki, dated December 15, 1995.(9)
16.1           Report of change in accountants (7)
21.1           Subsidiaries:  Enstar Cable of Cumberland Valley.




                              FOOTNOTE REFERENCES

       (1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1987.
       (2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1988.
       (3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1989.
       (4) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1990.
       (5) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1991.
       (6) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-16779 for the quarter ended March 31, 1993.
       (7) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 0-16779 dated October 17, 1994.
       (8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1993.
       (9) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-16779 for the fiscal year ended December 31, 1995.