Form 10-Q
period 1998-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1998-05-15
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number 0-16779
                                                -------

Enstar Income/Growth Program Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                              58-1712898
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                   90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   --------------------


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

                            CONDENSED BALANCE SHEETS

                    =========================================


                                                 December 31,           March 31,
                                                    1997*                 1998
                                                 -----------          -----------
                                                                      (Unaudited)
ASSETS:

   Cash                                          $    22,800          $    20,600

   Equity in net assets of Joint Venture           4,222,900            4,225,400
                                                 -----------          -----------

                                                 $ 4,245,700          $ 4,246,000
                                                 ===========          ===========



                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:

   Accounts payable                              $    14,500                7,800
                                                 -----------          -----------


PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                  (81,900)             (81,800)

   Limited partners                                4,313,100            4,320,000
                                                 -----------          -----------

              TOTAL PARTNERSHIP CAPITAL            4,231,200            4,238,200
                                                 -----------          -----------

                                                 $ 4,245,700          $ 4,246,000
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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================



                                                                Unaudited
                                                        --------------------------
                                                            Three months ended
                                                                 March 31,
                                                        --------------------------
                                                          1997               1998
                                                        --------          --------
OPERATING EXPENSES:

   General and administrative expenses                  $  7,600          $  5,500
                                                        --------          --------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURE                                       (7,600)           (5,500)


EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE              (1,800)           12,500
                                                        --------          --------


NET INCOME (LOSS)                                       $ (9,400)         $  7,000
                                                        ========          ========


Net income (loss) allocated to General Partners         $   (100)         $    100
                                                        ========          ========


Net income (loss) allocated to Limited Partners         $ (9,300)         $  6,900
                                                        ========          ========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                 $  (0.16)         $   0.12
                                                        ========          ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        59,766            59,766
                                                        ========          ========




            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                    =========================================



                                                                                                 Unaudited
                                                                                        --------------------------
                                                                                             Three months ended
                                                                                                  March 31,
                                                                                        --------------------------
                                                                                          1997              1998
                                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                    $ (9,400)         $  7,000

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Equity in net income (loss) of Joint Venture                                      1,800           (12,500)

         Decrease from changes in:

            Accounts payable                                                              (2,500)           (6,700)
                                                                                        --------          --------


                 Net cash used in operating activities                                   (10,100)          (12,200)
                                                                                        --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                                                        5,000            10,000
                                                                                        --------          --------


DECREASE IN CASH                                                                          (5,100)           (2,200)


CASH AT BEGINNING OF PERIOD                                                               32,200            22,800
                                                                                        --------          --------


CASH AT END OF PERIOD                                                                   $ 27,100          $ 20,600
                                                                                        ========          ========




            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =========================================


1.          INTERIM FINANCIAL STATEMENTS

            The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership and Joint Venture. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1998. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $71,000 and reimbursement of expenses of approximately $69,300 under its management agreement for the three months ended March 31, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $17,800 in respect of its 1% special interest during the three months ended March 31, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

            The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $165,500 for the three months ended March 31, 1998. No management fee is payable to the

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =========================================


2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $345,000 for the three months ended March 31, 1998. Programming fees are included in service costs in the statements of operations.

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

4.          RECLASSIFICATIONS

            Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =========================================




5.          EQUITY IN NET ASSETS OF JOINT VENTURE

            The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.


                                                       December 31,          March 31,
                                                          1997*                1998
                                                       ------------        -----------
                                                                           (Unaudited)
Current assets                                         $ 1,504,500         $ 1,679,700

Investment in cable television properties, net          10,759,800          10,362,000

Other assets                                               127,800             120,700
                                                       -----------         -----------


                                                       $12,392,100         $12,162,400
                                                       ===========         ===========


Current liabilities                                    $ 1,346,300         $ 1,111,700

Long-term debt                                           2,600,000           2,600,000

Venturers' capital                                       8,445,800           8,450,700
                                                       -----------         -----------


                                                       $12,392,100         $12,162,400
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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =========================================



5.          EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)



                                                           Unaudited
                                               --------------------------------
                                                      Three months ended
                                                          March 31,
                                               --------------------------------
                                                  1997                 1998
                                               -----------          -----------
REVENUES                                       $ 1,802,400          $ 1,776,400
                                               -----------          -----------


OPERATING EXPENSES:

   Service costs                                   624,200              559,200

   General and administrative expenses             237,300              227,700

   General Partner management fees
      and reimbursed expenses                      161,400              158,100

   Depreciation and amortization                   663,700              530,200
                                               -----------          -----------


                                                 1,686,600            1,475,200
                                               -----------          -----------


OPERATING INCOME                                   115,800              301,200


OTHER INCOME (EXPENSE):

   Interest income                                  27,100               13,200

   Interest expense                               (146,400)             (73,900)

   Loss from involuntary conversion
      of cable system assets                        --                 (215,600)
                                               -----------          -----------


NET INCOME (LOSS)                              $    (3,500)         $    24,900
                                               ===========          ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Joint Venture's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership and Joint Venture expect Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Venture's business. Accordingly, the Joint Venture's historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

            THE PARTNERSHIP

            All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $10,000 to the Partnership, representing the Partnership's pro rata share of the cash flow

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

distributed from the Joint Venture's operations during the three months ended March 31, 1998. The Partnership did not pay distributions to its partners during the three months ended March 31, 1998.

            THE JOINT VENTURE

            The Joint Venture's revenues decreased from $1,802,400 to $1,776,400, or by 1.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $26,000 decrease, $22,500 was due to decreases in the number of subscriptions for basic, tier and equipment rental services and $12,400 was due to decreases in other revenue producing items including incentive fees from programmers and installation revenue. These decreases were partially offset by an increase of $8,900 due to increases in regulated service rates that were implemented by the Joint Venture in 1997. As of March 31, 1998, the Joint Venture had approximately 16,700 basic subscribers and 2,600 premium service units.

            Service costs decreased from $624,200 to $559,200, or by 10.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decrease was principally due to an increase in the capitalization of labor and overhead costs resulting from replacement of portions of the Joint Venture's Monticello system which sustained storm damage in February 1998.

            General and administrative expenses decreased from $237,300 to $227,700, or by 4.0%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to a decrease in insurance expense resulting from the Corporate General Partner's election in August 1997 to self-insure the Joint Venture's cable distribution plant and subscriber connections against property damage.

            Management fees and reimbursed expenses decreased from $161,400 to $158,100, or by 2.0%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees decreased in direct relation to decreased revenues as described above. Reimbursable expenses decreased primarily as a result of lower allocated personnel costs resulting from staff reductions.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 43.2% during the quarter ended March 31, 1997 to 46.8% for the corresponding quarter in 1998. The increase was primarily due to an increase in capitalization and overhead costs as discussed above. EBITDA increased from $779,500 to $831,400, or by 6.7%, for the three months ended March 31, 1998 as compared with the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

            Depreciation and amortization expense decreased from $663,700 to $530,200, or by 20.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

            Operating income increased from $115,800 to $301,200 for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to decreases in depreciation and amortization expense and increased capitalization of labor and overhead costs as described above.

            Interest income decreased from $27,100 to $13,200, or by 51.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, as a result of lower average cash balances available for investment in the 1998 period.

            Interest expense decreased from $146,400 to $73,900, or by 49.5%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, due to a decrease in average borrowings.

            The Joint Venture recognized a $215,600 loss on involuntary conversion of cable system assets during the first quarter of 1998 related to storm damage sustained in its Monticello system.

            Due to the factors described above, the Joint Venture generated net income of $24,900 in the first three months of 1998 as compared to a net loss of $3,500 for the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $400,000 beginning in 1998. The franchise agreement requires the project be completed by October 2000. Additionally, the Joint Venture expects to upgrade its systems in surrounding communities at a total estimated cost of approximately $570,000 beginning in 1999. Capital expenditures of $2.7 million are budgeted for the 1998 upgrade of other assets and extension of the Joint Venture's cable systems to pass new serviceable homes in their franchise areas. The Joint Venture has also budgeted for expenditures of approximately $900,000 to replace and upgrade cable plant in Kentucky that sustained storm damage in February 1998. As discussed below, such losses are not covered by insurance. The Joint Venture spent $341,300 in the first quarter of 1998, primarily for equipment and plant upgrades including expenditures related to the storm.

            The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1998. As a result, the Joint Venture intends to use its cash for such purposes.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

            On September 30, 1997, the Joint Venture entered into a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner, for a revolving loan facility of $9,181,000 (the "Facility") of which $2,600,000 was advanced to the Joint Venture at closing. Such funds together with available cash were used to repay the Joint Venture's previous note payable balance of $4,067,200 and related interest expense. The Joint Venture's management expects to increase borrowings under the Facility for system upgrades and other liquidity requirements.

            The Joint Venture's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at March 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Joint Venture has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Joint Venture is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

            The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes the Joint Venture was in compliance with the covenants at March 31, 1998.

            The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. The Partnership believes it is critical for the Joint Venture to conserve cash and borrowing capacity to fund its anticipated capital expenditures. Accordingly, the Joint Venture does not anticipate an increase in distributions to the Partnership in order to fund distributions to unitholders at this time.

            Beginning in August 1997, the Joint Venture elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

            While the Joint Venture has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 94% of the Joint Venture's subscribers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. In February 1998, the Joint Venture's Monticello, Kentucky system incurred damage as a result of an ice storm. The Joint Venture estimates costs to replace and upgrade the damaged system will be approximately $900,000. The Joint Venture continues to purchase insurance coverage in amounts its

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain computer systems of the Partnership and Joint Venture, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

            The Corporate General Partner has commenced an assessment of the Partnership's and Joint Venture's Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's and Joint Venture's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

            In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's and Joint Venture's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's and Joint Venture's systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

            THREE MONTHS ENDED MARCH 31, 1998 AND 1997

            Operating activities used $2,100 more cash during the three months ended March 31, 1998 than in the corresponding period in 1997 due to the use of $4,200 more cash for accounts payable in the first quarter of 1998 resulting from differences in the timing of payments. Cash provided by investing activities increased by $5,000 due to increased distributions from the Joint Venture.

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

                  (a)      None.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 14, 1998                   By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary