Form 10-Q
period 1998-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1998-08-13
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ----------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                       Commission File Number   0-16779
                                               ---------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                    =========================================



                                                                  December 31,          June 30,
                                                                      1997*               1998
                                                                  -----------         -----------
                                                                                      (Unaudited)
ASSETS:

   Cash                                                           $    22,800         $    18,600
   Equity in net assets of Joint Venture                            4,222,900           4,346,000
                                                                  -----------         -----------

                                                                  $ 4,245,700         $ 4,364,600
                                                                  ===========         ===========


                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------


LIABILITIES:

   Accounts payable                                               $    14,500         $    10,900
                                                                  -----------         -----------


PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                   (81,900)            (80,700)
   Limited partners                                                 4,313,100           4,434,400
                                                                  -----------         -----------

            TOTAL PARTNERSHIP CAPITAL                               4,231,200           4,353,700
                                                                  -----------         -----------

                                                                  $ 4,245,700         $ 4,364,600
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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================



                                                                Unaudited
                                                       ---------------------------
                                                           Three months ended
                                                                June 30,
                                                       ---------------------------

                                                          1997              1998
                                                       ---------         ---------
OPERATING EXPENSES:
   General and administrative expenses                 $  (8,200)        $  (8,100)
                                                       ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                       (8,200)           (8,100)

EQUITY IN NET INCOME OF JOINT VENTURE                      3,000           123,600
                                                       ---------         ---------


NET INCOME (LOSS)                                      $  (5,200)        $ 115,500
                                                       =========         =========

Net income (loss) allocated to General Partners        $    (100)        $   1,200
                                                       =========         =========

Net income (loss) allocated to Limited Partners        $  (5,100)        $ 114,300
                                                       =========         =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $   (0.09)        $    1.91
                                                       =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        59,766            59,766
                                                       =========         =========



            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================



                                                                Unaudited
                                                       ---------------------------
                                                            Six months ended
                                                                June 30,
                                                       ---------------------------

                                                          1997              1998
                                                       ---------         ---------
OPERATING EXPENSES:
   General and administrative expenses                 $ (15,800)        $ (13,600)
                                                       ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                      (15,800)          (13,600)

EQUITY IN NET INCOME OF JOINT VENTURE                      1,200           136,100
                                                       ---------         ---------

NET INCOME (LOSS)                                      $ (14,600)        $ 122,500
                                                       =========         =========

Net income (loss) allocated to General Partners        $    (100)        $   1,200
                                                       =========         =========

Net income (loss) allocated to Limited Partners        $ (14,500)        $ 121,300
                                                       =========         =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $   (0.24)        $    2.03
                                                       =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        59,766            59,766
                                                       =========         =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                    =========================================



                                                                           Unaudited
                                                                 ---------------------------
                                                                       Six months ended
                                                                           June 30,
                                                                 ---------------------------

                                                                    1997              1998
                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ (14,600)        $ 122,500
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Equity in net income of Joint Venture                       (1,200)         (136,100)
        Decrease from changes in:
           Accounts payable                                         (3,600)           (3,600)
                                                                 ---------         ---------

               Net cash used in operating activities               (19,400)          (17,200)
                                                                 ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Venture                                 15,000            13,000
                                                                 ---------         ---------

DECREASE IN CASH                                                    (4,400)           (4,200)

CASH AT BEGINNING OF PERIOD                                         32,200            22,800
                                                                 ---------         ---------

CASH AT END OF PERIOD                                            $  27,800         $  18,600
                                                                 =========         =========



           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership and Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1998. The Manager has entered into an identical agreement with the Joint Venture, except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $71,400 and $142,400 and reimbursement of expenses of approximately $76,000 and $145,300 under its management agreement for the three and six months ended June 30, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $17,800 and $35,600 in respect of its 1% special interest during the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

           The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $152,300 and $317,800 for the three and six months ended June 30, 1998. No management

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $340,700 and $685,700 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

         In the normal course of business, the Joint Venture pays interest and principal to Enstar Finance Company, LLC, its primary lender and an affiliate of the Corporate General Partner.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997 have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.


                                                      December 31,         June 30,
                                                         1997*              1998
                                                      -----------        -----------
                                                                         (Unaudited)
Current assets                                        $ 1,504,500        $ 1,572,600

Investment in cable television properties, net         10,759,800         10,340,800

Other assets                                              127,800            115,000
                                                      -----------        -----------


                                                      $12,392,100        $12,028,400
                                                      ===========        ===========


Current liabilities                                   $ 1,346,300        $ 1,336,400

Long-term debt                                          2,600,000          2,000,000

Venturers' capital                                      8,445,800          8,692,000
                                                      -----------        -----------


                                                      $12,392,100        $12,028,400
                                                      ===========        ===========




               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                        Unaudited
                                              -------------------------------
                                                    Three months ended
                                                          June 30,
                                              -------------------------------

                                                 1997                1998
                                              -----------         -----------
REVENUES                                      $ 1,780,100         $ 1,782,900
                                              -----------         -----------


OPERATING EXPENSES:
   Service costs                                  620,700             571,000
   General and administrative expenses            231,500             214,500
   General Partner management fees
      and reimbursed expenses                     164,900             165,200
   Depreciation and amortization                  653,400             527,200
                                              -----------         -----------


                                                1,670,500           1,477,900
                                              -----------         -----------


OPERATING INCOME                                  109,600             305,000

OTHER INCOME (EXPENSE):

   Interest income                                 18,700              16,400
   Interest expense                              (122,300)            (74,100)
                                              -----------         -----------

NET INCOME                                    $     6,000         $   247,300
                                              ===========         ===========


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================



5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                        Unaudited
                                              -------------------------------
                                                     Six months ended
                                                        June 30,
                                              -------------------------------

                                                  1997                1998
                                              -----------         -----------
REVENUES                                      $ 3,582,500         $ 3,559,300
                                              -----------         -----------


OPERATING EXPENSES:
   Service costs                                1,244,900           1,130,200
   General and administrative expenses            468,800             442,200
   General Partner management fees
      and reimbursed expenses                     326,300             323,300
   Depreciation and amortization                1,317,100           1,057,400
                                              -----------         -----------

                                                3,357,100           2,953,100
                                              -----------         -----------


OPERATING INCOME                                  225,400             606,200

OTHER INCOME (EXPENSE):
   Interest income                                 45,800              29,600
   Interest expense                              (268,700)           (148,000)
   Loss from involuntary conversion
      of cable system assets                           --            (215,600)
                                              -----------         -----------

NET INCOME                                    $     2,500         $   272,200
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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $3,000 and $13,000 to the Partnership, representing the Partnership's pro rata share of the cash

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

flow distributed from the Joint Venture's operations during the three and six months ended June 30, 1998. The Partnership did not pay distributions to its partners during the three and six months ended June 30, 1998.

         THE JOINT VENTURE

         The Joint Venture's revenues remained relatively unchanged for the three months ended June 30, 1998 as compared to the corresponding quarter in 1997, increasing from $1,780,100 to $1,782,900, or by less than 1%. Revenues decreased from $3,582,500 to $3,559,300, or by less than 1%, for the six months ended June 30, 1998 as compared to the corresponding period in 1997. Of the $2,800 increase for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $33,500 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $7,200 was due to increases in other revenue producing items, including incentive fees from programmers. These increases were partially offset by a decrease of $37,900 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $23,200 decrease for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $71,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $5,200 was due to decreases in other revenue producing items including installation revenue. These decreases were partially offset by an increase of $53,800 due to increases in regulated service rates that were implemented by the Joint Venture in 1997. As of June 30, 1998, the Joint Venture had approximately 16,800 basic subscribers and 2,500 premium service units.

         Service costs decreased from $620,700 to $571,000, or by 8.0%, and from $1,244,900 to $1,130,200, or by 9.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decreases were principally due to increases in capitalization of labor and overhead costs resulting from replacement of portions of the Joint Venture's Monticello, Kentucky system, which sustained storm damage in February 1998.

         General and administrative expenses decreased from $231,500 to $214,500, or by 7.3%, and from $468,800 to $442,200, or by 5.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to increases in the capitalization of labor and overhead costs related to storm damage as discussed above. Additionally, marketing expenses and bad debt expense decreased during the 1998 periods. The six months' decrease was also due to lower insurance expense resulting from non-recurring workers' compensation claims paid in the first six months of 1997.

         Management fees and reimbursed expenses remained relatively unchanged, increasing from $164,900 to $165,200, or by less than 1%, and decreasing from $326,300 to $323,300, or by less than 1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Depreciation and amortization expense decreased from $653,400 to $527,200, or by 19.3%, and from $1,317,100 to $1,057,400, or by 19.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         Operating income increased from $109,600 to $305,000 and from $225,400 to $606,200 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, primarily due to decreases in depreciation and amortization expense as described above.

         Interest income decreased from $18,700 to $16,400, or by 12.3%, and from $45,800 to $29,600, or by 35.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, as a result of lower average cash balances available for investment in the 1998 period.

         Interest expense decreased from $122,300 to $74,100, or by 39.4%, and from $268,700 to $148,000, or by 44.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to decreases in average borrowings and due to lower average interest rates in the 1998 periods.

         The Joint Venture recognized a $215,600 loss on involuntary conversion of cable system assets during the first quarter of 1998 related to storm damage sustained in its Monticello system.

         Due to the factors described above, the Joint Venture's net income increased from $6,000 to $247,300 and from $2,500 to $272,200 in the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 42.9% to 46.7% and from 43.1% to 46.7% during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to increases in capitalization and overhead costs as discussed above. EBITDA increased from $763,000 to $832,200, or by 9.1%, and from $1,542,500 to $1,663,600, or by 7.9%, for the three and six months ended June 30, 1998 as compared with the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $400,000 beginning in 1998. The franchise agreement requires the project be completed by October 2000. Additionally, the Joint Venture expects to

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

upgrade its systems in surrounding communities at a total estimated cost of approximately $570,000 beginning in 1999. Capital expenditures of $2.7 million are budgeted for the 1998 upgrade of other assets and extension of the Joint Venture's cable systems to pass new serviceable homes in their franchise areas. The Joint Venture has also budgeted for expenditures of approximately $900,000 to replace and upgrade cable plant in Kentucky that sustained storm damage in February 1998. Such expenditures totaled $751,700 as of June 30, 1998. As discussed below, such losses are not covered by insurance. The Joint Venture also spent $85,800 in the first six months of 1998, primarily for equipment and plant upgrades.

         The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1998. As a result, the Joint Venture intends to use its cash for such purposes.

         On September 30, 1997, the Joint Venture entered into a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner, for a revolving loan facility of $9,181,000 (the "Facility") of which $2,600,000 was advanced to the Joint Venture at closing. Such funds together with available cash were used to repay the Joint Venture's previous note payable balance of $4,067,200 and related interest expense. The Joint Venture repaid $600,000 of its outstanding borrowings under the Facility on June 22, 1998, although the Joint Venture's management expects to increase borrowings under the Facility in the future for system upgrades and other liquidity requirements.

         The Joint Venture's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Joint Venture has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Joint Venture is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes the Joint Venture was in compliance with the covenants at June 30, 1998.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         Beginning in August 1997, the Joint Venture elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Joint Venture has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 94% of the Joint Venture's subscribers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. In February 1998, the Joint Venture's Monticello, Kentucky system incurred damage as a result of an ice storm. The Joint Venture estimates the cost to replace and upgrade the damaged system will be approximately $900,000. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

         In addition to evaluating internal systems, the Partnership and Joint Venture are currently assessing their exposure to risks associated with operating and revenue generating equipment and have also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Joint Venture currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Joint Venture. There can be no assurance that the systems of other companies on which the Partnership's and Joint Venture's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Joint Venture's

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

business. The Joint Venture continues to closely monitor developments with its vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Operating activities used $2,200 less cash during the six months ended June 30, 1998 than in the corresponding period in 1997 due to the decreases in partnership expenses. Cash provided by investing activities decreased by $2,000 due to decreased distributions from the Joint Venture.

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner






Date:  August 13, 1998                  By:  /s/ Michael K. Menerey
                                            ---------------------------------
                                            Michael K. Menerey,
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Secretary