Form 10-Q
period 1998-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1998-11-13
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------       --------------------

                   Commission File Number                   0-16779
                                                         -------------

                    Enstar Income/Growth Program Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                       58-1712898
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                     90024
----------------------------------------                      -----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including
area code:                                                     (310) 824-9990
                                                              -----------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                    -----------------------------------------
                    -----------------------------------------

                                                                    December 31,         September 30,
                                                                        1997*                1998
                                                                  ------------------   ------------------
                                                                                          (Unaudited)
ASSETS:

   Cash                                                        $            22,800   $           19,800

   Equity in net assets of Joint Venture                                 4,222,900            4,427,500
                                                                  ------------------   ------------------

                                                               $         4,245,700   $        4,447,300
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


                       LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:

   Accounts payable                                            $            14,500   $            4,200
                                                                  ------------------   ------------------


PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                        (81,900)             (79,800)

   Limited partners                                                      4,313,100            4,522,900
                                                                  ------------------   ------------------

          TOTAL PARTNERSHIP CAPITAL                                      4,231,200            4,443,100
                                                                  ------------------   ------------------

                                                               $         4,245,700   $        4,447,300
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------

               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    -----------------------------------------
                    -----------------------------------------


                                                                         Unaudited
                                                           --------------------------------------
                                                                    Three months ended
                                                                       September 30,
                                                           --------------------------------------
                                                                 1997                 1998
                                                           -----------------    -----------------

OPERATING EXPENSES:

   General and administrative expenses                  $          (10,800)  $           (5,100)
                                                           -----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURE                                                (10,800)              (5,100)


EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE                       (49,800)              94,500
                                                           -----------------    -----------------


NET INCOME (LOSS)                                       $          (60,600)  $           89,400
                                                           -----------------    -----------------
                                                           -----------------    -----------------

Net income (loss) allocated to General Partners         $             (600)  $              900
                                                           -----------------    -----------------
                                                           -----------------    -----------------

Net income (loss) allocated to Limited Partners         $          (60,000)  $           88,500
                                                           -----------------    -----------------
                                                           -----------------    -----------------

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                 $            (1.00)  $             1.48
                                                           -----------------    -----------------
                                                           -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                  59,766               59,766
                                                           -----------------    -----------------
                                                           -----------------    -----------------

               See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    -----------------------------------------
                    -----------------------------------------


                                                                                 Unaudited
                                                                   --------------------------------------
                                                                             Nine months ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                         1997                 1998
                                                                   -----------------    -----------------

OPERATING EXPENSES:

   General and administrative expenses                          $          (26,600)  $          (18,700)
                                                                   -----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURE                                                        (26,600)             (18,700)

EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE                               (48,600)             230,600
                                                                   -----------------    -----------------

NET INCOME (LOSS)                                               $          (75,200)  $          211,900
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

Net income (loss) allocated to General Partners                 $             (800)  $            2,100
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

Net income (loss) allocated to Limited Partners                 $          (74,400)  $          209,800
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                         $            (1.24)  $             3.51
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                          59,766               59,766
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

                 See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                    -----------------------------------------
                    -----------------------------------------


                                                                                      Unaudited
                                                                        --------------------------------------
                                                                                  Nine months ended
                                                                                    September 30,
                                                                        --------------------------------------
                                                                              1997                 1998
                                                                        -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                 $          (75,200)  $          211,900

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Equity in net (income) loss of Joint Venture                              48,600             (230,600)

       Decrease from change in:

         Accounts payable                                                        (6,900)             (10,300)
                                                                        -----------------    -----------------


             Net cash used in operating activities                              (33,500)             (29,000)
                                                                        -----------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                                              25,000               26,000
                                                                        -----------------    -----------------


DECREASE IN CASH                                                                 (8,500)              (3,000)


CASH AT BEGINNING OF PERIOD                                                      32,200               22,800
                                                                        -----------------    -----------------


CASH AT END OF PERIOD                                                $           23,700   $           19,800
                                                                        -----------------    -----------------
                                                                        -----------------    -----------------

               See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    -----------------------------------------
                    -----------------------------------------


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership and Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1998. The Manager has entered into an identical agreement with the Joint Venture, except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $31,400 and $173,800 and reimbursement of expenses of approximately $121,300 and $266,600 under its management agreement for the three and nine months ended September 30, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $7,800 and $43,400 in respect of its 1% special interest during the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $166,900 and $484,700 for the three and nine months ended September 30, 1998. No

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    -----------------------------------------
                    -----------------------------------------

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charged the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $347,900 and $1,033,600 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

         In the normal course of business, the Joint Venture pays interest and principal to Enstar Finance Company, LLC ("EFC"), its primary lender and an affiliate of the Corporate General Partner.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    -----------------------------------------
                    -----------------------------------------

5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

                                                               December 31,         September 30,
                                                                   1997*                1998
                                                             ------------------   ------------------
                                                                                      (Unaudited)

Current assets                                            $         1,504,500   $        1,014,800

Investment in cable television properties, net                     10,759,800           10,268,800

Other assets                                                          127,800              106,900
                                                             ------------------   ------------------


                                                          $        12,392,100   $       11,390,500
                                                             ------------------   ------------------
                                                             ------------------   ------------------


Current liabilities                                       $         1,346,300   $        1,235,500

Long-term debt                                                      2,600,000            1,300,000

Venturers' capital                                                  8,445,800            8,855,000
                                                             ------------------   ------------------


                                                          $        12,392,100   $       11,390,500
                                                             ------------------   ------------------
                                                             ------------------   ------------------


               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    -----------------------------------------
                    -----------------------------------------

5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                      Unaudited
                                                        --------------------------------------
                                                                 Three months ended
                                                                    September 30,
                                                        --------------------------------------
                                                              1997                 1998
                                                        -----------------    -----------------

REVENUES                                             $        1,824,800   $        1,773,700
                                                        -----------------    -----------------


OPERATING EXPENSES:

   Service costs                                                639,500              663,700

   General and administrative expenses                          232,600              203,700

   General Partner management fees
      and reimbursed expenses                                   163,200              160,500

   Depreciation and amortization                                680,200              505,400
                                                        -----------------    -----------------


                                                              1,715,500            1,533,300
                                                        -----------------    -----------------


OPERATING INCOME                                                109,300              240,400


OTHER INCOME (EXPENSE):

   Interest income                                               23,100               10,100

   Interest expense                                            (232,100)             (61,500)
                                                        -----------------    -----------------


NET INCOME (LOSS)                                    $          (99,700)  $          189,000
                                                        -----------------    -----------------
                                                        -----------------    -----------------

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    -----------------------------------------
                    -----------------------------------------

5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                      Unaudited
                                                        --------------------------------------
                                                                  Nine months ended
                                                                    September 30,
                                                        --------------------------------------
                                                              1997                 1998
                                                        -----------------    -----------------

REVENUES                                             $        5,407,300   $        5,333,000
                                                        -----------------    -----------------


OPERATING EXPENSES:

   Service costs                                              1,884,400            1,793,900

   General and administrative expenses                          701,400              645,900

   General Partner management fees
      and reimbursed expenses                                   489,500              483,800

   Depreciation and amortization                              1,997,300            1,562,800
                                                        -----------------    -----------------


                                                              5,072,600            4,486,400
                                                        -----------------    -----------------


OPERATING INCOME                                                334,700              846,600


OTHER INCOME (EXPENSE):

   Interest income                                               68,900               39,700

   Interest expense                                            (500,800)            (209,500)

   Loss from involuntary conversion of cable
     system assets                                                    -             (215,600)
                                                        -----------------    -----------------


NET INCOME (LOSS)                                    $          (97,200)  $          461,200
                                                        -----------------    -----------------
                                                        -----------------    -----------------


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Joint Venture's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Venture's business. Accordingly, the Joint Venture's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $13,000 and $26,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and nine months ended September 30,

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

1998. The Partnership did not pay distributions to its partners during the three and nine months ended September 30, 1998.

         THE JOINT VENTURE

         The Joint Venture's revenues decreased from $1,824,800 to $1,773,700, or by 2.8%, for the three months ended September 30, 1998 as compared to the corresponding quarter in 1997. Revenues decreased from $5,407,300 to $5,333,000, or by 1.4%, for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. Of the $51,100 decrease for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $72,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $15,300 due to decreases in other revenue producing items. These decreases were partially offset by an increase of $37,000 due to increases in regulated service rates that were implemented by the Joint Venture in 1997. Of the $74,300 decrease for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $142,100 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $20,600 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $88,400 due to increases in regulated service rates that were implemented by the Joint Venture in 1997. As of September 30, 1998, the Joint Venture had approximately 16,500 basic subscribers and 2,800 premium service units.

         Service costs increased from $639,500 to $663,700, or by 3.8%, for the three months ended September 30, 1998 as compared to the corresponding period in 1997. For the nine months ended September 30, 1998, service costs decreased from $1,884,400 to $1,793,900, or by 4.8%, as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase for the three months ended September 30, 1998 was principally due to higher personnel costs, property tax assessments and programming fees. Personnel costs increased due to staff additions. Programming fees increased primarily as a result of higher rates charged by program suppliers. The decrease for the nine months ended September 30, 1998 was principally due to increases in the capitalization of labor and overhead costs resulting from replacement of portions of the Joint Venture's Monticello, Kentucky system, which sustained storm damage in February 1998.

         General and administrative expenses decreased from $232,600 to $203,700, or by 12.4%, and from $701,400 to $645,900, or by 7.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, due to decreases in marketing and bad debt expenses during the 1998 periods.

         Management fees and reimbursed expenses decreased from $163,200 to $160,500, or by 1.7%, and from $489,500 to $483,800, or by 1.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to lower management fees, which decreased in direct relation to reductions in revenues as described above.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         Depreciation and amortization expense decreased from $680,200 to $505,400, or by 25.7%, and from $1,997,300 to $1,562,800, or by 21.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $109,300 to $240,400, and from $334,700 to $846,600, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to decreases in depreciation and amortization expense as described above.

         Interest income decreased from $23,100 to $10,100, or by 56.3%, and from $68,900 to $39,700, or by 42.4%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, as a result of lower average cash balances available for investment in the 1998 periods.

         Interest expense decreased from $232,100 to $61,500, or by 73.5%, and from $500,800 to $209,500, or by 58.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, due to decreases in average borrowings and due to lower average interest rates in the 1998 periods.

         The Joint Venture recognized a $215,600 loss on involuntary conversion of cable system assets during the first quarter of 1998 related to storm damage sustained in its Monticello system.

         Due to the factors described above, the Joint Venture recognized net income of $189,000 and $461,200 for the three and nine months ended September 30, 1998 as compared to a net loss of $99,700 and $97,200 for the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.3% to 42.0% during the three months ended September 30, 1998 and increased from 43.1% to 45.2% during the nine months ended September 30, 1998 as compared to the corresponding periods in 1997. EBITDA decreased from $789,500 to $745,800, or by 5.5% during the three months ended September 30, 1998 and increased from $2,332,000 to $2,409,400, or by 3.3%, during the nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $400,000 beginning in 1998 of which $15,000 had been incurred as of September 30, 1998. The franchise agreement requires the project be completed by October 2000. Additionally, the Joint Venture expects to upgrade its systems in surrounding communities at a total estimated cost of approximately $570,000 beginning in 1999. The Joint Venture spent approximately $1,064,500 in the first nine months of 1998 to replace and upgrade cable plant in Kentucky that sustained storm damage in February 1998. As discussed below, such losses were not covered by insurance. The Joint Venture also spent $182,700 in the nine months ended September 30, 1998 for other equipment and plant upgrades.

         The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1998 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

         The Joint Venture is party to a loan agreement with EFC which provides for a revolving loan facility of $9,181,000 (the "Facility"). The Joint Venture prepaid $1,300,000 of its outstanding borrowings under the Facility during the nine months ended September 30, 1998, and prepaid an additional $150,000 on October 9, 1998, such that total outstanding borrowings under the Facility were $1,150,000. The Joint Venture's management expects to increase borrowings under the Facility in the future for system upgrades and other liquidity requirements.

         The Joint Venture's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes the Joint Venture was in compliance with the covenants at September 30, 1998.

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

         While the Joint Venture made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 94% of the Joint Venture's subscribers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. In February 1998, the Joint Venture's Monticello, Kentucky system incurred damage as a result of an ice storm. As of September 30, 1998, the Joint Venture had spent $1,064,500 to replace and upgrade the damaged system. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         In October 1998, the Joint Venture reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Joint Venture against catastrophic losses, if any, in future periods.

         During the third quarter, the Corporate General Partner continued its identification and evaluation of the Joint Venture's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Joint Venture's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, the Joint Venture has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Joint Venture expects to complete its planning process

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $4,200, is not expected to have a material effect on the Joint Venture's financial position or results of operations. The Joint Venture has not incurred any costs related to the Year 2000 project as of September 30, 1998. The Joint Venture plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

         The Joint Venture has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Joint Venture relies are programming suppliers, power and telephone companies, various banking institutions and the Joint Venture's customer billing service. A majority of these service suppliers either have not responded to the Joint Venture's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Joint Venture must rely will be Year 2000 compliant on a timely basis.

         The Joint Venture expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Joint Venture, or of third parties with which the Joint Venture does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Joint Venture's results of operations and financial condition.

         The Joint Venture's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Joint Venture's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Joint Venture. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Joint Venture and consequently on the Partnership. The Joint Venture is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Joint Venture will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Joint Venture carries for its subscribers, and the packaging of those channels, the Joint Venture is unable to estimate any reasonable dollar impact of such interruption.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Operating activities used $4,500 less cash during the nine months ended September 30, 1998 than in the corresponding period in 1997. Cash provided by investing activities increased by $1,000 due to increased distributions from the Joint Venture.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  November 13, 1998               By:       /s/ Michael K. Menerey
                                              -------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary