Form 10-Q
period 1999-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1999-05-17
CIK 805391

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------

                                     FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      March 31, 1999
                              ---------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              --------     --------

                        Commission File Number         0-16779
                                              -------------------------

                     Enstar Income/Growth Program Five-A, L.P.
-----------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

          Georgia                                    58-1712898
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                 90024
------------------------------------------        ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (310) 824-9990
                                                    -----------------------

-----------------------------------------------------------------------------
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

                              CONDENSED BALANCE SHEETS

                     -----------------------------------------
                     -----------------------------------------

                                                     December 31,    March 31,
                                                        1998*          1999
                                                     ----------     ----------
                                                                    (Unaudited)
ASSETS:
Cash                                                 $   20,500     $   22,000
Equity in net assets of Joint Venture                 4,466,400      4,467,400
                                                     ----------     ----------
                                                     $4,486,900     $4,489,400
                                                     ----------     ----------
                                                     ----------     ----------

                        LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
Accounts payable                                     $    5,300     $    1,900
Due to affiliates                                         1,900          6,000
                                                     ----------     ----------
                                                          7,200          7,900
                                                     ----------     ----------
PARTNERSHIP CAPITAL (DEFICIT):
General partners                                        (79,400)       (79,400)
Limited partners                                      4,559,100      4,560,900
                                                     ----------     ----------
TOTAL PARTNERSHIP CAPITAL                             4,479,700      4,481,500
                                                     ----------     ----------
                                                     $4,486,900     $4,489,400
                                                     ----------     ----------
                                                     ----------     ----------

                  *As presented in the audited financial statements.
              See accompanying notes to condensed financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                     -----------------------------------------
                     -----------------------------------------

                                                             Unaudited
                                                        ---------------------
                                                         Three months ended
                                                              March 31,
                                                        ---------------------
                                                          1998         1999
                                                        -------      --------
OPERATING EXPENSES:
General and administrative expenses                     $(5,500)     $(11,200)
                                                        -------      --------
LOSS BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURE                                       (5,500)      (11,200)

EQUITY IN NET INCOME OF JOINT VENTURE                    12,500        13,000
                                                        -------      --------
NET INCOME                                              $ 7,000      $  1,800
                                                        -------      --------
                                                        -------      --------
Net income allocated to General Partners                $   100      $      0
                                                        -------      --------
                                                        -------      --------
Net income allocated to Limited Partners                $ 6,900      $  1,800
                                                        -------      --------
                                                        -------      --------
NET INCOME PER UNIT OF LIMITED
PARTNERSHIP INTEREST                                    $  0.12      $   0.03
                                                        -------      --------
                                                        -------      --------
AVERAGE LIMITED PARTNERSHIP
UNITS OUTSTANDING DURING PERIOD                          59,766        59,766
                                                        -------      --------
                                                        -------      --------

              See accompanying notes to condensed financial statements.

                      ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                               STATEMENTS OF CASH FLOWS

                     -----------------------------------------
                     -----------------------------------------

                                                           Unaudited
                                                    ----------------------
                                                       Three months ended
                                                           March 31,
                                                    ----------------------
                                                       1998          1999
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  7,000      $  1,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in net income of Joint Venture          (12,500)      (13,000)
      Increase (decrease) from change in:
        Accounts payable and due to affiliates        (6,700)          700
                                                    --------      --------
          Net cash used in operating activities      (12,200)      (10,500)
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from Joint Venture                      10,000        12,000
                                                    --------      --------
INCREASE (DECREASE) IN CASH                           (2,200)        1,500

CASH AT BEGINNING OF PERIOD                           22,800        20,500
                                                    --------      --------
CASH AT END OF PERIOD                               $ 20,600      $ 22,000
                                                    --------      --------
                                                    --------      --------

              See accompanying notes to condensed financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                     -----------------------------------------
                     -----------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership and Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1999. The Manager has entered into an identical agreement with the Joint Venture, except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $68,500 and reimbursement of expenses of approximately $63,500 under its management agreement for the three months ended March 31, 1999. In addition, the Joint Venture paid the Corporate General Partner approximately $17,100 in respect of its 1% special interest during the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

     The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $192,800 for the three months ended March 31, 1999. No

                      ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                     -----------------------------------------
                     -----------------------------------------

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Joint Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Joint Venture for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $341,300 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

                      ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                     -----------------------------------------
                     -----------------------------------------

4.   EQUITY IN NET ASSETS OF JOINT VENTURE

     The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

                                                 December 31,      March 31,
                                                    1998*             1999
                                                ------------     ------------
                                                                  (Unaudited)
Current assets                                  $    878,500     $  1,540,800
Investment in cable television properties, net    10,253,100        9,806,300
Other assets                                          98,200           82,900
                                                ------------     ------------
                                                $ 11,229,800     $ 11,430,000
                                                ------------     ------------
                                                ------------     ------------
Current liabilities                             $  1,297,000     $  1,471,200
Long-term debt                                     1,000,000        1,000,000
Venturers' capital                                 8,932,800        8,958,800
                                                ------------     ------------
                                                $ 11,229,800     $ 11,430,000
                                                ------------     ------------
                                                ------------     ------------

                  *As presented in the audited financial statements.

                      ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                     -----------------------------------------
                     -----------------------------------------

4.          EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                            Unaudited
                                                  ---------------------------
                                                       Three months ended
                                                            March 31,
                                                  ---------------------------
                                                     1998             1999
                                                  ----------       ----------
REVENUES                                          $1,776,400       $1,711,100
                                                  ----------       ----------
OPERATING EXPENSES:
   Service costs                                     559,200          712,600
   General and administrative expenses               227,700          284,100
   General Partner management fees
      and reimbursed expenses                        158,100          149,100
   Depreciation and amortization                     530,200          490,700
                                                  ----------       ----------
                                                   1,475,200        1,636,500
                                                  ----------       ----------
OPERATING INCOME                                     301,200           74,600

OTHER INCOME (EXPENSE):
  Interest income                                    13,200            6,700
  Interest expense                                  (73,900)         (55,400)
  Casualty loss                                    (215,600)               -
                                                  ----------       ----------
NET INCOME                                           $24,900         $ 25,900
                                                  ----------       ----------
                                                  ----------       ----------

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Joint Venture's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Venture's business. Accordingly, the Joint Venture's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $12,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three months ended March 31, 1999. The Partnership did not pay distributions to its partners during the three months ended March 31, 1999.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

     THE JOINT VENTURE

     The Joint Venture's revenues decreased from $1,776,400 to $1,711,100, or by 3.7%, for the three months ended March 31, 1999 as compared to the corresponding quarter in 1998. Of the $65,300 decrease, $56,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $9,000 was due to decreases in other revenue producing items. As of March 31, 1999, the Joint Venture had approximately 16,000 basic subscribers and 2,900 premium service units.

     Service costs increased from $559,200 to $712,600, or by 27.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreases in capitalization of labor and overhead costs in the first three months of 1999 as compared with the corresponding period in 1998 when the Joint Venture replaced portions of its Kentucky system which sustained storm damage in February 1998.

     General and administrative expenses increased from $227,700 to $284,100, or by 24.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to increases in insurance premiums and allocated system operating management expenses from affiliates of the Joint Venture. Such allocated expenses increased primarily due to higher telephone expense and personnel costs resulting from staff additions.

     Management fees and reimbursed expenses decreased from $158,100 to $149,100, or by 5.7%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased as a result of lower allocated personnel costs.

     Depreciation and amortization expense decreased from $530,200 to $490,700, or by 7.5%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to the effect of certain intangible assets becoming fully amortized.

     Operating income decreased from $301,200 to $74,600, or by 75.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to decreases in revenues and capitalization of labor and overhead costs as described above.

     Interest income decreased from $13,200 to $6,700, or by 49.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to lower average cash balances available for investment.

     Interest expense decreased from $73,900 to $55,400, or by 25.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to decreases in average borrowings.

     The Joint Venture recognized a $215,600 casualty loss during the first quarter of 1998 related to storm damage sustained in its Kentucky system.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

     Due to the factors described above, net income increased from $24,900 to $25,900, or by 4.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 46.8% to 33.0% during the three months ended March 31, 1999 as compared to the corresponding period in 1998. EBITDA decreased from $831,400 to $565,300, or by 32.0% during the three months ended March 31, 1999 as compared to the corresponding period in 1998.

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

     Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Joint Venture and the Partnership. These strategies include the potential sale of substantially all of the Joint Venture's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

     The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $470,000. The upgrade began in 1998 and $82,800 had been incurred as of December 31, 1998. The franchise agreement requires the project be completed by October 2000. Additionally, the Joint Venture expects to upgrade its systems in surrounding communities at a total estimated cost of approximately $500,000 beginning in 2000. The Joint Venture is budgeted to spend approximately $1,257,000 in 1999 for plant extensions, new equipment and system upgrades, including its upgrades in Tennessee. Capital expenditures were approximately $43,100 during the first three months of 1999.

     The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

service and other liquidity requirements in 1999 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

     The Joint Venture is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $9,181,000 (the "Facility"). Total outstanding borrowings under the Facility were $1,000,000 at March 31, 1999. The Joint Venture's management expects to increase borrowings under the Facility in the future for system upgrades and other liquidity requirements.

     The Joint Venture's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes the Joint Venture was in compliance with the covenants at March 31, 1999.

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

     During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Joint Venture's Year 2000 business risks and its exposure to

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, FCLP concluded that certain of the Joint Venture's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership or Joint Venture have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Joint Venture's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $36,700, is not expected to have a material effect on the Joint Venture's financial position or results of operations. The Joint Venture had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

     FCLP has continued to survey the Joint Venture's significant third party vendors and service suppliers to determine the extent to which the Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Joint Venture's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites.
Among the most significant service providers upon which the Joint Venture relies are programming suppliers, power and telephone companies, various banking institutions and the Joint Venture's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Joint Venture must rely will be Year 2000 compliant on a timely basis.

     FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Joint Venture, or of third parties with which the Joint Venture does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Joint Venture's results of operations and financial condition.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

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

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Operating activities used $1,700 less cash during the three months ended March 31, 1999 than in the corresponding period in 1998. Cash provided by investing activities increased by $2,000 due to increased distributions from the Joint Venture.

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



                                   By:  ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner






Date:  May 14, 1999                By:     /s/ Michael K. Menerey
                                      --------------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary