Form 10-Q
period 1999-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 1999-11-12
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------       ---------------------

                         Commission File Number 0-16779
                                               ---------

                    Enstar Income/Growth Program Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Georgia                                  58-1712898
-------------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                        Identification Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                           90024
------------------------------------------------        ------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code:                                               (310) 824-9990
                                                --------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ----   ----

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

        ===================================================================


                                                                                            December 31,        September 30,
                                                                                               1998*                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:

   Cash                                                                                   $         20,500     $         24,500

   Equity in net assets of Joint Venture                                                         4,466,400            4,550,300
                                                                                          -----------------    -----------------

                                                                                          $      4,486,900     $      4,574,800
                                                                                          =================    =================


                                             LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:

   Accounts payable                                                                       $          5,300     $          2,000

   Due to affiliates                                                                                 1,900                 -
                                                                                          -----------------    -----------------

                                                                                                     7,200                2,000
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                                                (79,400)             (78,500)

   Limited partners                                                                              4,559,100            4,651,300
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,479,700            4,572,800
                                                                                          -----------------    -----------------

                                                                                          $      4,486,900     $      4,574,800
                                                                                          =================    =================


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

        ===================================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------

                                                                                               1998                 1999
                                                                                          ----------------    -----------------
OPERATING EXPENSES:

   General and administrative expenses                                                    $        (5,100)    $       (12,800)
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                                (5,100)            (12,800)


EQUITY IN NET INCOME OF JOINT VENTURE                                                              94,500              70,500
                                                                                          ----------------    -----------------


NET INCOME                                                                                $        89,400     $        57,700
                                                                                          ================    =================


Net income allocated to General Partners                                                  $           900     $           600
                                                                                          ================    =================


Net income allocated to Limited Partners                                                  $        88,500     $        57,100
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          1.48     $          0.96
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 59,766              59,766
                                                                                          ================    =================

                       See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

         ============================================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   General and administrative expenses                                                    $       (18,700)    $       (35,800)
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                               (18,700)            (35,800)


EQUITY IN NET INCOME OF JOINT VENTURE                                                             230,600             128,900
                                                                                          ----------------    -----------------


NET INCOME                                                                                $       211,900     $        93,100
                                                                                          ================    =================


Net income allocated to General Partners                                                  $         2,100     $           900
                                                                                          ================    =================


Net income allocated to Limited Partners                                                  $       209,800     $        92,200
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          3.51     $          1.54
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 59,766              59,766
                                                                                          ================    =================

                       See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

         ============================================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       211,900     $        93,100
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Equity in net income of Joint Venture                                                     (230,600)           (128,900)
       Decrease from changes in:
         Accounts payable and due to affiliates                                                   (10,300)             (5,200)
                                                                                          ----------------    -----------------


             Net cash used in operating activities                                                (29,000)            (41,000)
                                                                                          ----------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Venture                                                                26,000              45,000
                                                                                          ----------------    -----------------


INCREASE (DECREASE) IN CASH                                                                        (3,000)              4,000


CASH AT BEGINNING OF PERIOD                                                                        22,800              20,500
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                     $        19,800     $        24,500
                                                                                          ================    =================


                       See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         ============================================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership and Enstar Cable of Cumberland Valley, a Georgia general partnership of which the Partnership is co-general partner (the "Joint Venture"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1999. The Manager has entered into an identical agreement with the Joint Venture, except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $67,800 and $203,700 and reimbursement of expenses of approximately $66,800 and $195,300 under its management agreement for the three and nine months ended September 30, 1999. In addition, the Joint Venture paid the Corporate General Partner approximately $16,900 and $50,900 in respect of its 1% special interest during the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $187,100 and $592,100 for the three and nine months ended

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         ============================================================



2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

September 30, 1999. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Joint Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Joint Venture for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $360,600 and $1,054,900 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                 ==================================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.


                                                                                   December 31,          September 30,
                                                                                       1998*                 1999
                                                                                 ------------------    ------------------
                                                                                                           (Unaudited)
Current assets                                                                   $         878,500     $         978,400

Investment in cable television properties, net                                          10,253,100             9,321,900

Other assets                                                                                98,200                64,400
                                                                                 ------------------    -----------------

                                                                                 $      11,229,800     $      10,364,700
                                                                                 ==================    ==================


Current liabilities                                                              $       1,297,000     $         964,000

Long-term debt                                                                           1,000,000               300,000

Venturers' capital                                                                       8,932,800             9,100,700
                                                                                 ------------------    ------------------

                                                                                 $      11,229,800     $      10,364,700
                                                                                 ==================    ==================

                               As presented in the audited financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                 ==================================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                                                  Unaudited
                                                                                    --------------------------------------
                                                                                             Three months ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                          1998                 1999
                                                                                    -----------------    -----------------
REVENUES                                                                            $     1,773,700      $     1,693,700
                                                                                    -----------------    -----------------

OPERATING EXPENSES:

   Service costs                                                                            663,700              698,000

   General and administrative expenses                                                      203,700              231,900

   General Partner management fees
     and reimbursed expenses                                                                160,500              151,500

   Depreciation and amortization                                                            505,400              439,700
                                                                                    -----------------    -----------------

                                                                                          1,533,300            1,521,100
                                                                                    -----------------    -----------------

OPERATING INCOME                                                                            240,400              172,600

OTHER INCOME (EXPENSE):

   Interest income                                                                           10,100               13,700

   Interest expense                                                                         (61,500)             (45,200)
                                                                                    -----------------    -----------------

NET INCOME                                                                          $       189,000      $       141,100
                                                                                    =================    =================

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                 ==================================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)



                                                                                                 Unaudited
                                                                                    -------------------------------------
                                                                                             Nine months ended
                                                                                               September 30,
                                                                                    -------------------------------------
                                                                                          1998                 1999
                                                                                    -----------------    -----------------
REVENUES                                                                            $     5,333,000      $     5,092,600
                                                                                    -----------------    -----------------

OPERATING EXPENSES:

   Service costs                                                                          1,793,900            2,118,900

   General and administrative expenses                                                      645,900              773,700

   General Partner management fees
      and reimbursed expenses                                                               483,800              449,900

   Depreciation and amortization                                                          1,562,800            1,377,600
                                                                                    -----------------    -----------------


                                                                                          4,486,400            4,720,100
                                                                                    -----------------    -----------------


OPERATING INCOME                                                                            846,600              372,500

OTHER INCOME (EXPENSE):

   Interest income                                                                           39,700               30,400

   Interest expense                                                                        (209,500)            (145,000)

   Casualty loss                                                                           (215,600)                -
                                                                                    -----------------    -----------------


NET INCOME                                                                          $       461,200      $       257,900
                                                                                    =================    =================


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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $13,000 and $45,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and nine months ended September 30, 1999. The Partnership did not pay distributions to its partners during the three and nine months ended September 30, 1999.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         THE JOINT VENTURE

         The Joint Venture's revenues decreased from $1,773,700 to $1,693,700, or by 4.5%, and from $5,333,000 to $5,092,600, or by 4.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $80,000 decrease in revenues for the nine months ended September 30, 1999, $121,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $12,700 was due to decreases in other revenue producing items. The decrease was partially offset by a $54,600 increase due to increases in regulated service rates that were implemented by the Joint Venture in June 1999. Of the $240,400 decrease in revenues for the nine months ended September 30, 1999, $272,500 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $40,800 was due to decreases in other revenue producing items. The decrease was partially offset by a $72,900 increase due to increases in regulated service rates as described above. As of September 30, 1999, the Joint Venture had approximately 15,400 basic subscribers and 2,500 premium service units.

         Service costs increased from $663,700 to $698,000, or by 5.2%, and from $1,793,900 to $2,118,900, or by 18.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase for the three months ended September 30, 1999 was primarily due to increases in personnel costs resulting from staff additions by affiliates, and due to higher repair and maintenance expense. The increase for the nine months ended September 30, 1999 was primarily due to decreases in capitalization of labor and overhead costs from the first nine months of 1998 when the Joint Venture replaced portions of its Kentucky system which had sustained storm damage in February 1998.

         General and administrative expenses increased from $203,700 to $231,900, or by 13.8%, and from $645,900 to $773,700, or by 19.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to increases in insurance premiums. The nine months' increase was also due to higher allocated personnel costs charged by affiliates as a result of staff additions.

         Management fees and reimbursed expenses decreased from $160,500 to $151,500, or by 5.6%, and from $483,800 to $449,900, or by 7.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to reduced personnel costs allocated by the Corporate General Partner.

         Depreciation and amortization expense decreased from $505,400 to $439,700, or by 13.0%, and from $1,562,800 to $1,377,600, or by 11.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to the effect of certain intangible assets becoming fully amortized.

         Operating income decreased from $240,400 to $172,600, or by 28.2%, and from $846,600 to $372,500, or by 56.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to decreases in revenues and capitalization of labor and overhead costs and increases in personnel costs and insurance premiums as described above.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         Interest income increased from $10,100 to $13,700, or by 35.6%, and decreased from $39,700 to $30,400, or by 23.4%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly increase was primarily due to higher average cash balances available for investment during the 1999 quarter. The nine months' decrease was primarily due to lower average cash balances available for investment and lower average interest rates earned on invested cash in the 1999 period.

         Interest expense decreased from $61,500 to $45,200, or by 26.5%, and from $209,500 to $145,000, or by 30.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to decreases in average borrowings.

         The Joint Venture recognized a $215,600 casualty loss during the first quarter of 1998 that resulted from storm damage sustained in its Kentucky system.

         Due to the factors described above, net income decreased from $189,000 to $141,100, or by 25.3%, and from $461,200 to $257,900, or by
44.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.0% to 36.2% and from 45.2% to 34.4% during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to decreases in revenues and capitalization of labor and overhead costs and increases in personnel costs and insurance premiums as described above. EBITDA decreased from $745,800 to $612,300, or by 17.9%, and from $2,409,400 to $1,750,100, or by 27.4%, during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Joint Venture and the Partnership. These strategies included the potential sale of substantially all of the Joint Venture's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's and Joint Venture's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling the Joint Venture's systems to third parties. Accordingly, the Corporate General Partner has entered into an agreement with a cable broker regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $470,000. The upgrade began in 1998 and $113,900 of such expenditures had been incurred as of September 30, 1999. The franchise agreement requires the project be completed by January 2000. Additionally, the Joint Venture expects to upgrade its systems in surrounding communities at a total estimated cost of approximately $500,000, beginning in 2000. The Joint Venture is budgeted to spend approximately $1,257,000 in 1999 for plant extensions, new equipment and system upgrades, including its upgrades in Tennessee. Capital expenditures were approximately $433,200 during the first nine months of 1999, and it is unlikely that the budgeted amount will be spent in 1999 due to construction delays.

         The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1999 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

         The Joint Venture is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $9,181,000 (the "Facility"). Total outstanding borrowings under the Facility were $300,000 at September 30, 1999. The Joint Venture's management expects to increase borrowings under the Facility in the future for system upgrades and other liquidity requirements.

         The Joint Venture's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes the Joint Venture was in compliance with the covenants at September 30, 1999.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Joint Venture's Year 2000 business risks associated with operations directly under the control of the Joint Venture and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Joint Venture's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Joint Venture's and Partnership's financial results.

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

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         Additionally, FCLP has continued to inventory the Joint Venture's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Joint Venture is currently estimated to be $12,000, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Joint Venture's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Joint Venture's significant third party vendors and service suppliers to determine the extent to which the Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Joint
Venture is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Joint Venture will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Joint Venture would attempt to provide its customers with alternative program services. Virtually all of the Joint Venture's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Joint Venture relies are programming suppliers, power and telephone companies, various banking institutions and the Joint Venture's customer billing service. The Joint Venture has taken steps to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Joint Venture's business requirements are available. However, the Joint Venture can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Joint Venture of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Joint Venture's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Joint Venture does business as well as by the economy generally could also materially adversely affect the Joint Venture. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                     ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

         FCLP has focused its efforts on identification and remediation of the Joint Venture's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Joint Venture's results of operations and financial condition. FCLP has also examined the Joint Venture's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Joint Venture's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities used $12,000 more cash during the nine months ended September 30, 1999 than in the corresponding period in 1998. Cash provided by investing activities increased by $19,000 due to increased distributions from the Joint Venture.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          A GEORGIA LIMITED PARTNERSHIP
                          -----------------------------
                                  (Registrant)



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date: November 11, 1999               By: /s/ Michael K. Menerey
                                          -------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary