Form 10-Q
period 2000-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2000-05-12
CIK 805391

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                       Commission File Number     0-16779
                                                ----------


                    Enstar Income/Growth Program Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1712898
---------------------------------------  ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)


12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                   63131
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including  area (314) 965-0555
code:                                          --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---



                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================



                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------

                                                                                                                 (Unaudited)

ASSETS:

   Cash                                                                                $           39,500   $            26,600

   Equity in net assets of Joint Venture                                                        4,601,600             4,689,200
                                                                                          -----------------    -----------------

                                                                                       $        4,641,100   $         4,715,800
                                                                                          =================    =================


                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------


LIABILITIES:

   Accounts payable                                                                    $            1,600   $             -

   Due to affiliates                                                                                2,000                15,900
                                                                                          -----------------    -----------------

                                                                                                    3,600                15,900
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                                               (77,800)              (77,200)

   Limited partners                                                                             4,715,300             4,777,100
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                             4,637,500             4,699,900
                                                                                          -----------------    -----------------

                                                                                       $        4,641,100   $         4,715,800
                                                                                          =================    =================


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================




                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------

                                                                                               1999                 2000
                                                                                          ----------------    -----------------


OPERATING EXPENSES:

   General and administrative expenses                                                 $          (11,200) $          (25,200)
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                               (11,200)            (25,200)


EQUITY IN NET INCOME OF JOINT VENTURE                                                              13,000              87,600
                                                                                          ----------------    -----------------


NET INCOME                                                                             $            1,800  $           62,400
                                                                                          ================    =================


Net income allocated to General Partners                                               $            -      $              600
                                                                                          ================    =================


Net income allocated to Limited Partners                                               $            1,800  $           61,800
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             0.03  $             1.03
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 59,766              59,766
                                                                                          ================    =================



            See accompanying notes to condensed financial statements.



                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                     ======================================




                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------

                                                                                               1999                 2000
                                                                                          ----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                          $            1,800  $           62,400
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Equity in net income of Joint Venture                                                      (13,000)            (87,600)

       Increase from changes in:

         Accounts payable and due to affiliates                                                       700              12,300
                                                                                          ----------------    -----------------


             Net cash used in operating activities                                                (10,500)            (12,900)
                                                                                          ----------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                                                                12,000               -
                                                                                          ----------------    -----------------


INCREASE (DECREASE) IN CASH                                                                         1,500             (12,900)


CASH AT BEGINNING OF PERIOD                                                                        20,500              39,500
                                                                                          ----------------    -----------------


CASH AT END OF PERIOD                                                                  $           22,000  $           26,600
                                                                                          ================    =================





            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================




1.     INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The partnership has a management and service agreement with a wholly owned subsidiary of our corporate general partner pursuant to which we pay a monthly management fee of 5% of gross revenues. The agreement also provides that we reimburse the manager for direct expenses incurred on behalf of the partnership and the partnership's allocable share of the manager's operational costs. Charter Communications Holding Company, LLC and its affiliates provide other corporate management services for the partnership and Enstar Cable of Cumberland Valley, or the Joint Venture, a Georgia general partnership of which the partnership is co-general partner. Such services were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the partnership for these services during the three months ended March 31, 2000. The manager has entered into an identical agreement with the Joint Venture, except that the Joint Venture pays the manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the corporate general partner of the Joint Venture as well as of the partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the corporate general partner of the Joint Venture. No management fee is payable to the manager by the partnership in respect of any amounts received by the partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the manager. The Joint Venture paid the manager management fees of approximately $65,200 and reimbursement of expenses of approximately $55,200 under its management agreement for the three months ended March 31, 2000. In addition, the Joint Venture paid the corporate general partner approximately $16,300 in respect of its 1% special interest during the three months ended March 31, 2000. Management fees and reimbursed expenses due the corporate general partner are non-interest bearing.

          The Joint Venture also receives certain system operating management services from Charter and other affiliates of the corporate general partner in addition to the manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $230,000 for the three months ended March 31, 2000. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the manager.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the Joint Venture for these costs based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $284,100 for three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

          In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of the corporate general partner, when there were amounts outstanding under the facility and pays a commitment fee to Enstar Finance Company on the unborrowed portion of its facility.

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

4.     SUBSEQUENT EVENT

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Venture's cable television systems. The sale of the Joint Venture's assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Venture's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


5.     EQUITY IN NET ASSETS OF JOINT VENTURE

          The partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.


                                                                                      December 31,           March 31,
                                                                                          1999*                 2000
                                                                                    ------------------    -----------------

                                                                                                              (Unaudited)

Current assets                                                                    $        1,361,700   $         1,670,000

Investment in cable television properties, net                                             9,104,800             8,695,000

Other assets                                                                                  55,300                48,600
                                                                                    ------------------    -----------------

                                                                                  $       10,521,800   $        10,413,600
                                                                                    ==================    =================


Current liabilities                                                               $        1,318,600   $         1,035,200

Venturers' capital                                                                         9,203,200             9,378,400
                                                                                    ------------------    -----------------

                                                                                  $       10,521,800   $        10,413,600
                                                                                    ==================    =================


               *As presented in the audited financial statements.


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


5.     EQUITY IN NET ASSETS OF JOINT VENTURE (Continued)



                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                  March 31,
                                                                                    ---------------------------------------

                                                                                          1999                  2000
                                                                                    ------------------    -----------------


REVENUES                                                                          $       1,711,100    $        1,630,300
                                                                                    ------------------    -----------------


OPERATING EXPENSES:

   Service costs                                                                            712,600               591,700

   General and administrative expenses                                                      284,100               267,700

   General Partner management fees
      and reimbursed expenses                                                               149,100               136,700

   Depreciation and amortization                                                            490,700               451,700
                                                                                    ------------------    -----------------


                                                                                          1,636,500             1,447,800
                                                                                    ------------------    -----------------


OPERATING INCOME                                                                             74,600               182,500


OTHER INCOME (EXPENSE):

   Interest income                                                                            6,700                12,300

   Interest expense                                                                         (55,400)              (19,600)
                                                                                    ------------------    -----------------


NET INCOME                                                                        $          25,900    $          175,200
                                                                                    ==================    =================


                                      -8-

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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the partnership's business.

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

RESULTS OF OPERATIONS

          The Partnership
          ---------------

          All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash flow from its operations to the partnership and the partnership did not pay distributions to its partners during the three months ended March 31, 2000.

          The Joint Venture
          -----------------

          The Joint Venture's revenues decreased from $1,711,100 to $1,630,300, or by 4.7%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. Of the $80,800 decrease, $121,600 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $12,200 was due to decreases in other revenue producing items. The

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

decrease was partially offset by a $53,000 increase due to increases in regulated service rates that the Joint Venture implemented in 1999. As of March 31, 2000, the Joint Venture had approximately 15,300 basic subscribers and 2,200 premium service units.

          Service costs decreased from $712,600 to $591,700, or by 17.0%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in property tax assessments and due to lower programming fees resulting from lower rates that Charter has extended to the Joint Venture.

          General and administrative expenses decreased from $284,100 to $267,700, or by 5.8%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, primarily due to decreases in marketing and bad debt expenses.

          Management fees and reimbursed expenses decreased from $149,100 to $136,700, or by 8.3%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Management fees decreased in direct relation to decreased revenues as described above. Reimbursable expenses decreased primarily as a result of lower allocated corporate office expenses.

          Depreciation and amortization expense decreased from $490,700 to $451,700, or by 7.9%, for the three months ended March 31, 2000 as compared to the prior year period, due to the effect of certain intangible assets becoming fully amortized.

          Operating income increased from $74,600 to $182,500 for the three months ended March 31, 2000 as compared to the equivalent period in 1999, primarily due to decreases in property tax assessments, programming fees and depreciation and amortization as described above.

          Interest income increased from $6,700 to $12,300, or by 83.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999, due to higher average cash balances available for investment during the current year quarter.

          Interest expense decreased from $55,400 to $19,600, or by 64.6%, for the three months ended March 31, 2000 as compared to the first quarter of 1999, due to the repayment of outstanding borrowings during 1999. Interest expense for the periods ended March 31, 2000 and 1999 includes commitment fees on the unborrowed portion of the Joint Venture's loan facility.

          Due to the factors described above, net income increased from $25,900 to $175,200 for the three months ended March 31, 2000 as compared to three months ended March 31, 1999.

          Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.0% to 38.9% during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The increase was primarily due to decreases in property taxes and programming fees as described above. EBITDA increased from $565,300 to $634,200, or by 12.2%, as a result.

LIQUIDITY AND CAPITAL RESOURCES

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

          In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the Joint Venture's cable systems to third parties. Should the Joint Venture receive offers from third parties for such assets and should the corporate general partner enter into an agreement to sell such assets, the corporate general partner will prepare a proxy or written consent solicitation for submission to the partnership's limited partners for the purpose of approving or disapproving such sale. If all of the Joint Venture's assets are sold, the corporate general partner will proceed to liquidate the partnership and Joint Venture following the settlement of their final liabilities. We can give no assurance, however, that we will be able to generate a sale of the Joint Venture's cable assets.

          On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Venture's cable television systems. The sale of the Joint Venture's assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Venture's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

          The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $126,100 had been incurred as of March 31, 2000. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

Venture's   noncompliance  with  the  upgrade   requirements  in  the  franchise
agreement. No assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture is budgeted to spend approximately $697,300 in 2000 for plant extensions, new equipment and system upgrades, including its upgrade in Tennessee, of which $39,400 had been incurred as of March 31, 2000.

          We believe that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2000 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

          The Joint Venture is party to a loan agreement with Enstar Finance Company. The loan agreement provides for a revolving loan facility of $1,000,000. The Joint Venture prepaid its outstanding borrowings under the facility during 1999 and presently has no borrowings outstanding under the loan facility. The Joint Venture's management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

          The Joint Venture's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.0% at March 31, 2000) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

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

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the Joint Venture.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

          Three months ended March 31, 2000 and 1999
          ------------------------------------------

          Operating activities used $2,400 more cash during the three months ended March 31, 2000 than in the corresponding period in 1999. Cash provided by investing activities decreased by $12,000 due to decreased distributions from the Joint Venture.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.






PART II.          OTHER INFORMATION


ITEMS 1-4.        Not applicable.


ITEM 5.           Other Information.

                  On April 20, 2000, the corporate general partner signed a non-binding letter of intent to sell all of the Joint Venture's cable television systems. The sale of the Joint Venture's assets is subject to approval by a majority of the partnership's limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes all of the Joint Venture's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.29 - Amendment No. 3 to Loan Agreement  between
                      Enstar Income/Growth Program Five-A, L.P. and Enstar Finance Company, LLC.

                      Exhibit 27.1 - Financial Data Schedule.

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






                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  May 12, 2000                    By:   /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                             Description


10.29 Amendment No. 3 to Loan Agreement between Enstar Income/Growth Program Five-A, L.P. and Enstar Finance Company, LLC.

27.1      Financial Data Schedule.