Form 10-Q
period 2000-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2000-08-14
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                   to
                                    -----------------   ------------------

                         Commission File Number 0-16779
                                               ---------

                          Enstar Income/Growth Program
                                  Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Georgia                                  58-1712898
------------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                       Identification Number)


   12444 Powerscourt Dr., Suite 100
         St. Louis, Missouri                                   63131
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (314) 965-0555
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
Former name, former address and former fiscal year, if changed since last report.



                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X    No
                                                     ---   ---


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

             ======================================================



                                                            December 31,     June 30,
                                                               1999*           2000
                                                            ------------    -----------
                                                                            (Unaudited)
ASSETS:
   Cash                                                      $    39,500    $    23,100
   Equity in net assets of Joint Venture                       4,601,600      4,849,100
                                                             -----------    -----------

                                                             $ 4,641,100    $ 4,872,200
                                                             ===========    ===========


                       LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:
   Accounts payable                                          $     1,600    $     3,000
   Due to affiliates                                               2,000         28,400
                                                             -----------    -----------

                                                                   3,600         31,400
                                                             -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                               (77,800)       (75,800)
   Limited Partners                                            4,715,300      4,916,600
                                                             -----------    -----------
          TOTAL PARTNERSHIP CAPITAL                            4,637,500      4,840,800
                                                             -----------    -----------

                                                             $ 4,641,100    $ 4,872,200
                                                             ===========    ===========





         The accompanying notes are an integral part of these condensed financial statements.
 ---------
    * Agrees with audited balance sheet included in the Partnership's Annual
                              Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================




                                                                          Unaudited
                                                                   ---------------------
                                                                      Three months ended
                                                                           June 30,
                                                                   ----------------------
                                                                     1999         2000
                                                                   ---------    ---------

OPERATING EXPENSES:

   General and administrative expenses                             $ (11,800)   $ (19,000)
                                                                   ---------    ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                  (11,800)     (19,000)


EQUITY IN NET INCOME OF JOINT VENTURE                                 45,400      159,900
                                                                   ---------    ---------


NET INCOME                                                         $  33,600    $ 140,900
                                                                   =========    =========


Net income allocated to General Partner                            $     300    $   1,400
                                                                   =========    =========


Net income allocated to Limited Partners                           $  33,300    $ 139,500
                                                                   =========    =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                            $    0.56    $    2.33
                                                                   =========    =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                    59,766       59,766
                                                                   =========    =========




         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               =====================================================




                                                             Unaudited
                                                 -------------------------------
                                                         Six months ended
                                                             June 30,
                                                 -------------------------------

                                                      1999             2000
                                                 --------------    -------------

OPERATING EXPENSES:

   General and administrative expenses           $      (23,000)   $    (44,200)
                                                 ---------------   -------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                     (23,000)        (44,200)


EQUITY IN NET INCOME OF JOINT VENTURE                    58,400         247,500
                                                 ---------------   -------------


NET INCOME                                       $       35,400    $     203,300
                                                 ===============   =============


Net income allocated to General Partner          $          400    $       2,000
                                                 ===============   =============


Net income allocated to Limited Partners         $       35,000    $     201,300
                                                 ===============   =============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                          $         0.59    $        3.37
                                                 ===============   =============

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       59,766           59,766
                                                 ===============   =============


         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOW
        ===============================================================




                                                                Unaudited
                                                         ------------------------
                                                             Six months ended
                                                                 June 30,
                                                         ------------------------

                                                             1999         2000
                                                         ------------ ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $   35,400    $ 203,300
   Adjustments to reconcile net income to net cash
     from operating activities:

       Equity in net income of Joint Venture               (58,400)    (247,500)

       Changes in:

         Accounts payable and due to affiliates             (4,100)      27,800
                                                         ---------    ---------


             Net cash from operating activities            (27,100)     (16,400)
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                         32,000         --
                                                         ---------    ---------


INCREASE (DECREASE) IN CASH                                  4,900      (16,400)


CASH AT BEGINNING OF PERIOD                                 20,500       39,500
                                                         ---------    ---------


CASH AT END OF PERIOD                                    $  25,400    $  23,100
                                                         =========    =========



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             ======================================================






1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager'), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $65,300 and $130,500 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Joint Venture's management fee expense approximated $67,400 and $135,900, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $16,300 and $32,600 during the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Joint Venture's management fee expense to ECC approximated $16,900 and $34,000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

                  The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. This results from the fact that there are no employees directly employed by the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          ============================================================







costs associated with the services provided. The Joint Venture reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $250,600 and $529,900 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Joint Venture for these costs approximated $65,000 and $128,500, respectively. There is no duplication of reimbursed expenses to the Manager.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Joint Venture for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships ECC managed as a group. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $218,900 and $503,000 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense was $353,000 and $694,300, respectively.

                  In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under the facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

3.     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          ============================================================



4.     EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999 have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.


                                                December 31,    June 30,
                                                    1999*         2000
                                                ------------   -------------

                                                               (Unaudited)

Current assets                                   $ 1,361,700   $ 1,734,800

Investment in cable television properties, net     9,104,800     8,356,600

Other assets                                          55,300        40,300
                                                 -----------   -----------

                                                 $10,521,800   $10,131,700
                                                 ===========   ===========


Current liabilities                              $ 1,318,600   $   433,600

Venturers' capital                                 9,203,200     9,698,100
                                                 -----------   -----------

                                                 $10,521,800   $10,131,700
                                                 ===========   ===========


---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          ============================================================






                                                  Unaudited
                                         ----------------------------
                                             Three months ended
                                                  June 30,
                                         ----------------------------
                                             1999           2000
                                         ------------   ------------


REVENUES                                 $ 1,687,800    $ 1,632,000
                                         -----------    -----------


OPERATING EXPENSES:

   Service costs                             708,300        360,800

   General and administrative expenses       257,700        171,200

   General partner management fees
     and reimbursed expenses                 149,300        332,200

   Depreciation and amortization             447,200        452,300
                                         -----------    -----------

                                           1,562,500      1,316,500
                                         -----------    -----------

OPERATING INCOME                             125,300        315,500

OTHER INCOME (EXPENSE):

   Interest income                            10,000         19,200

   Interest expense                          (44,400)       (15,000)
                                         -----------    -----------

NET INCOME                               $    90,900    $   319,700
                                         ===========    ===========


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          ============================================================





                                                  Unaudited
                                         --------------------------
                                              Six months ended
                                                  June 30,
                                         --------------------------

                                             1999          2000
                                         ------------- ------------


REVENUES                                 $ 3,398,900    $ 3,262,300
                                         -----------    -----------


OPERATING EXPENSES:

   Service costs                           1,420,900        804,400

   General and administrative expenses       541,800        362,900

   General partner management fees
      and reimbursed expenses                298,400        693,000

   Depreciation and amortization             937,900        904,000
                                         -----------    -----------


                                           3,199,000      2,764,300
                                         -----------    -----------

OPERATING INCOME                             199,900        498,000

OTHER INCOME (EXPENSE):

   Interest income                            16,700         31,500

   Interest expense                          (99,800)       (34,600)
                                         -----------    -----------

NET INCOME                               $   116,800    $   494,900
                                         ===========    ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          ============================================================




5.       SUBSEQUENT EVENT

                  On August 8, 2000, the Joint Venture, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

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

                  All of our cable television business operations are conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the "Joint Venture"). Our participation is equal to our affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  All of our cable television business operations are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash flow from its operations to the Partnership and the Partnership did not pay distributions to its partners during the three and the six months ended June 30, 2000.

                  THE JOINT VENTURE

                  The Joint Venture's revenues decreased from $1,687,800 to $1,632,000, or by 3.3%, and from $3,398,900 to $3,262,300, or by 4.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The $55,800 decrease for the three months ended June 30, 2000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $136,600 decrease for the six months ended June 30, 2000, $124,371 was due to a decrease in the number of subscribers for basic, premium and tier equipment rental services. As of June 30, 2000, the Joint Venture had approximately 15,000 basic subscribers and 1,800 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs,

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


general and administrative expenses and general partner management fees and reimbursed expenses decreased from $1,115,300 to $864,200, or by 22.5%, and from $2,261,100 to $1,860,300, or by 17.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Service costs decreased from $708,300 to $360,800, or by 49.1%, and from $1,420,900 to $804,400, or by 43.4%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the Joint Venture and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above.

                  General and administrative expenses decreased from $257,700 to $171,200, or by 33.6%, and from $541,800 to $362,900, or by 33.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to decreases in marketing, bad debt expenses and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above.

                  General partner management fees and reimbursed expenses increased from $149,300 to $332,200, or by 122.5%, and from $298,400 to
$693,000, or by 132.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in more reimbursable costs to the Joint Venture and lower service costs and general and administrative expenses for the Joint Venture.

                  Depreciation and amortization expense increased from $447,200 to $452,300, or by 1.1%, for the three months ended June 30, 2000 and 1999, respectively, due to additional depreciation related to plant asset additions. Depreciation and amortization expense decreased from $937,900 to $904,000, or by 3.6%, for the six months ended June 30, 2000 and 1999, respectively, due to the effect of certain intangible assets becoming fully amortized in the fourth quarter of 1999, partially offset by additional depreciation related to plant asset additions.

                  Operating income increased from $125,300 to $315,500, or by 151.8%, and from $199,900 to $498,000, or by 149.1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in programming fees as described above.

                  Interest income increased from $10,000 to $19,200, or by 92.0%, and from $16,700 to $31,500, or by 88.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to higher average cash balances available for investment during the current year.

                  Interest expense decreased from $44,400 to $15,000, or by 66.2%, and from $99,800 to $34,600, or by 65.3%, for the three and six months ended June 30, 2000, due to the repayment of outstanding borrowings during 1999. Interest expense for the periods ended June 30, 2000 and 1999 includes commitment fees on the unborrowed portion of the Joint Venture's loan facility.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.



                  Due to the factors described above, net income increased from $90,900 to $319,700, or by 251.7%, and from $116,800 to $494,900, or by 323.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.9% to 47.0% and from 33.5% to 43.0% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to decreases in programming fees as described above. EBITDA increased from $572,500 to $767,800, or by 34.1% and from $1,137,800 to $1,402,000, or by 23.2%, during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

                  In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, the Joint Venture, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.



                  Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Joint Venture's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership and Joint Venture following the settlement of their final liabilities.

                  The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $126,100 had been incurred as of June 30, 2000. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade requirements in the franchise agreement. No assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture is budgeted to spend approximately $697,300 in 2000 for plant extensions, new equipment and system upgrades, including its upgrade in Tennessee, of which $48,000 had been incurred as of June 30, 2000.

                  We believe that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2000 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

                  The Joint Venture is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $1,000,000. The Joint Venture paid its outstanding borrowings under the facility during 1999 and presently has no borrowings outstanding under the loan facility. The Joint Venture pays a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of its facility. The Joint Venture's management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

                  The Joint Venture's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.135% at June 30, 2000) plus 0.625%, or at an offshore rate (6.27% at June 30, 2000) plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

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

                  Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


business interruptions resulting from such damage. This coverage is subject to a significant annual deductible, which applies to all of the cable television properties formerly owned or managed by Falcon through November 12, 1999, and currently managed by Charter, including those of the Joint Venture.

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

                  Operating activities of the Partnership used $10,700 less cash during the six months ended June 30, 2000 than in the corresponding period in 1999. Cash provided by investing activities for the Partnership decreased by $32,000 due to decreased distributions from the Joint Venture.

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

                  ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.



PART II.        OTHER INFORMATION


ITEMS 1-5.    Not applicable.

ITEM 6.       Exhibits and Reports on Form 8-K
              (a)   Exhibits

                    10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                    27.1  Financial Data Schedule.*

              (b)   Reports on Form 8-K


                    - On July 18, 2000, an 8-K dated July 14, 2000, was filed to announce a change in the Partnership's principal independent accountants (Item 4).



-------

* Filed herewith.

(1) Incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.

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






                                By:  ENSTAR COMMUNICATIONS CORPORATION
                                     General Partner






Date: August 14, 2000           By:   /s/  Kent D. Kalkwarf
                                      -------------------------------------
                                      Kent D. Kalkwarf
                                      Executive Vice President and Chief
                                      Financial Officer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                        Description

10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000).

27.1      Financial Data Schedule.