Form 10-Q
period 2001-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2001-05-15
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001
                                ---------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       --------------------

         Commission File Number                   0-16779
                                               -------------

                    Enstar Income/Growth Program Five-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Georgia                                             58-1712898
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

12444 Powerscourt Dr., Suite 100
St. Louis, Missouri                                           63131
----------------------------------------          ------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code:                                              (314) 965-0555
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

                        PART I - FINANCIAL INFORMATION
 -------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                     =====================================

                                                                                             March 31,           December 31,
                                                                                                2001                 2000
                                                                                       -------------------- --------------------
                                                                                           (Unaudited)
ASSETS:

   Cash                                                                                $            1,600   $             5,000

   Equity in net assets of Joint Venture                                                        4,915,000             4,887,200
                                                                                          -----------------    -----------------

                                                                                       $        4,916,600   $         4,892,200
                                                                                          =================    =================


                                              LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:

   Accounts payable and accrued liabilities                                            $            3,000   $             3,000

   Due to affiliates                                                                               87,000                72,800
                                                                                          -----------------    -----------------

                                                                                                   90,000                75,800
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):

   General Partners                                                                               (75,900)              (76,000)

   Limited Partners                                                                             4,902,500             4,892,400
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                             4,826,600             4,816,400
                                                                                          -----------------    -----------------

                                                                                       $        4,916,600   $         4,892,200
                                                                                          =================    =================


---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                      =====================================



                                                                                                      Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------

                                                                                               2001                 2000
                                                                                          ----------------    -----------------
OPERATING EXPENSES:

   General and administrative expenses                                                 $          (17,600) $          (25,200)
                                                                                          ----------------    -----------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                               (17,600)            (25,200)


EQUITY IN NET INCOME OF JOINT VENTURE                                                              27,800              87,600
                                                                                          ----------------    -----------------


NET INCOME                                                                             $           10,200  $           62,400
                                                                                          ================    =================


Net income allocated to General Partners                                               $              100  $              600
                                                                                          ================    =================


Net income allocated to Limited Partners                                               $           10,100  $           61,800
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             0.17  $             1.03
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 59,766              59,766
                                                                                          ================    =================



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                      ====================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------

                                                                                               2001                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $           10,200  $           62,400
   Adjustments to reconcile net income to net cash
     from operating activities:

       Equity in net income of Joint Venture                                                      (27,800)            (87,600)

       Changes in:

         Accounts payable, accrued liabilities and due to affiliates                               14,200              12,300
                                                                                          ----------------    -----------------


             Net cash from operating activities                                                    (3,400)            (12,900)
                                                                                          ----------------    -----------------


DECREASE IN CASH                                                                                   (3,400)            (12,900)


CASH AT BEGINNING OF PERIOD                                                                         5,000              39,500
                                                                                          ----------------    -----------------


CASH AT END OF PERIOD                                                                  $            1,600  $           26,600
                                                                                          ================    =================



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    =========================================


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager'), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $66,100 and $65,200 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $16,500 and $16,300 during the three months ended March 31, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership for amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. This results from the fact that there are no employees directly employed by the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $298,000 and $55,200, for the three months ended March 31, 2001 and 2000, respectively.

     Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its actual costs. The Joint Venture recorded programming fee expense of $323,600 and $284,100 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    =========================================


     In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.


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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    =========================================



4.   EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

     The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2001, and December 31, 2000, and the results of its operations for the three months ended March 31, 2001 and 2000, are included below. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

                                                                                        March 31,           December 31,
                                                                                          2001                 2000 *
                                                                                    ------------------    -----------------
                                                                                                 (Unaudited)
Current assets                                                                    $        3,089,500   $         2,769,100

Investment in cable television properties, net                                             7,479,200             7,848,200

Other assets                                                                                  34,800                38,300
                                                                                    ------------------    -----------------

                                                                                  $       10,603,500   $        10,655,600
                                                                                    ==================    =================


Current liabilities                                                               $          773,400   $           881,200

Venturers' capital                                                                         9,830,100             9,774,400
                                                                                    ------------------    -----------------

                                                                                  $       10,603,500   $        10,655,600
                                                                                    ==================    =================


---------
     * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    =========================================


                                                                                                  Unaudited
                                                                                    --------------------------------------
                                                                                             Three months ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                          2001                 2000
                                                                                    -----------------    -----------------
REVENUES                                                                          $       1,651,800   $        1,630,300
                                                                                    -----------------    -----------------

OPERATING EXPENSES:

   Service costs                                                                            523,700              591,700

   General and administrative expenses                                                      210,300              267,700

   General partner management fees
     and reimbursed expenses                                                                380,600              136,700

   Depreciation and amortization                                                            482,300              451,700
                                                                                    -----------------    -----------------

                                                                                          1,596,900            1,447,800
                                                                                    -----------------    -----------------

OPERATING INCOME                                                                             54,900              182,500
OTHER INCOME (EXPENSE):

   Interest income                                                                           18,100               12,300

   Interest expense                                                                         (17,300)             (19,600)
                                                                                    -----------------    -----------------

NET INCOME                                                                        $          55,700   $          175,200
                                                                                    =================    =================

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    =========================================


5.   SUBSEQUENT EVENT

     The Joint Venture, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky cable system, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

     All of our cable television business operations are conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the "Joint Venture"). Our participation is equal to our affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, the financial condition and results of operations of the Partnership are significantly impacted by the matters of the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     All of our cable television business operations are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash from its operations to the Partnership and the Partnership did not pay distributions to its partners during the three months ended March 31, 2001.

     THE JOINT VENTURE

     The Joint Venture's revenues increased from $1,630,300 to $1,651,800, or 1.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to an increase in the number of premium service customers, partially offset by a decline in the number of basic service customers. As of March 31, 2001 and 2001, the Joint Venture had approximately 15,200 and 15,300 basic service customers, respectively, and 3,900 and 2,200 premium service customers, respectively.

     Service costs decreased from $591,700 to $523,700, or 11.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in customers and the increase in such services being provided and billed to us by Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

     Gross margin increased from $1,038,600 to $1,128,100, or 8.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin increased from 63.7% to 68.3% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to the increase in service costs being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     General and administrative expenses decreased from $267,700 to $210,300, or 21.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     General partner management fees and reimbursed expenses increased from $136,700 to $380,600, or by 178.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

     Depreciation and amortization expense increased from $451,700 to $482,300 or 6.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase for the three months was due to fixed asset additions during the past year to upgrade the Joint Venture's cable systems.

     Due to the factors described above, operating income decreased from $182,500 to $54,900, or 69.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Interest income increased from $12,300 to $18,100, or 47.2%, and for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to higher cash balances available for investment during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Interest expense decreased from $19,600 to $17,300, or 11.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to lower average outstanding borrowings during the three months ended March 31, 2001, partially offset by commitment fees on the unborrowed portion of the Joint Venture's loan facility.

     Due to the factors described above, net income decreased from $175,200 to $55,700, or 68.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $634,200 to $537,200, or by 15.3% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 38.9% to 32.5% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to the decline in revenues and expenses, as discussed above.

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

     The Joint Venture, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans").

The Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky cable system, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

     The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures were budgeted at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $1,385,000 has been incurred as of March 31, 2001. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although it has since been completed. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade requirements in the franchise agreement. No assurances can be given that the franchise authority will not take action that is adverse to the Joint Venture.

     We believe that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in the future.

     The Joint Venture is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $1,000,000. The Joint Venture had no borrowings outstanding under the loan facility at March 31, 2001. The Joint Venture pays a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of its facility. The Joint Venture's management expects to increase borrowings under the facility in the future for system upgrades and other capital requirements.

     The Joint Venture's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. It is the intention of the Joint Venture to renew the facility upon maturity. Borrowings bear interest at the lender's base rate (8.5% at March 31, 2001) plus 0.625%, or at an offshore rate (5.62% at March 31, 2001) plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

     The facility does not restrict the payment of distributions to partners by the Partnership unless an event of default exists thereunder or the Joint Venture's ratio of debt to cash flow is greater than four to one. We believe it is critical for the Joint Venture to conserve cash and borrowing capacity to fund its anticipated capital expenditures. Accordingly, the Joint Venture does not anticipate an increase in distributions to the Partnership in order to fund distributions to partners at this time.

     The Joint Venture maintains insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible, which applies to all of the cable television properties, including those of the Joint Venture.

     Approximately 94% of the Joint Venture's customers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K

          On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE


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






                           By:    ENSTAR COMMUNICATIONS CORPORATION
                                  General Partner






Date: May 15, 2001      By: /s/  Kent D. Kalkwarf
                           ----------------------------------
                           Kent D. Kalkwarf
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)