Form 10-Q
period 2001-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2001-08-14
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ---------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 2001
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------     -----------------------

    Commission File Number        0-16779
                           --------------

                    Enstar Income/Growth Program Five-A, L.P.
             (Exact name of Registrant as specified in its charter)

Georgia                                                58-1712898
-------                                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

12405 Powerscourt Drive
St. Louis, Missouri                                       63131
-------------------                                       -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code:                                           (314) 965-0555
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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.- FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            CONDENSED BALANCE SHEETS

                                ----------------


                                                              JUNE 30,     DECEMBER 31,
                                                               2001           2000 *
                                                            -----------    ------------
                                                            (UNAUDITED)
                                     ASSETS

ASSETS:

   Cash                                                     $     4,500    $     5,000
   Equity in net assets of Joint Venture                      4,887,500      4,887,200
                                                            -----------    -----------

                                                            $ 4,892,000    $ 4,892,200
                                                            ===========    ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable and accrued liabilities                 $     7,800    $     3,000
   Due to affiliates                                             99,100         72,800
                                                            -----------    -----------

                                                                106,900         75,800
                                                            -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                             (76,300)       (76,000)
   Limited Partners                                           4,861,400      4,892,400
                                                            -----------    -----------

          TOTAL PARTNERSHIP CAPITAL                           4,785,100      4,816,400
                                                            -----------    -----------

                                                            $ 4,892,000    $ 4,892,200
                                                            ===========    ===========

        * Agrees with audited balance sheet included in the Partnership's
                          Annual Report on Form 10-K.

         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                ----------------


                                                            UNAUDITED
                                                     -------------------------
                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                     -------------------------
                                                        2001            2000
                                                     ---------       ---------
OPERATING EXPENSES:

   General and administrative expenses               $  14,000       $  19,000
                                                     ---------       ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                    (14,000)        (19,000)

EQUITY IN NET INCOME
   OF JOINT VENTURE                                    (27,500)        159,900
                                                     ---------       ---------

NET INCOME (LOSS)                                    $ (41,500)      $ 140,900
                                                     =========       =========


Net income (loss) allocated to General Partners      $    (400)      $   1,400
                                                     =========       =========


Net income (loss) allocated to Limited Partners      $ (41,100)      $ 139,500
                                                     =========       =========


NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $   (0.69)      $    2.33
                                                     =========       =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      59,766          59,766
                                                     =========       =========

         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                ----------------


                                                             UNAUDITED
                                                     -------------------------
                                                        SIX  MONTHS ENDED
                                                             JUNE 30,
                                                     -------------------------
                                                        2001            2000
                                                     ---------       ---------
OPERATING EXPENSES:

   General and administrative expenses               $  31,600       $  44,200
                                                     ---------       ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                    (31,600)        (44,200)

EQUITY IN NET INCOME
   OF JOINT VENTURE                                        300         247,500
                                                     ---------       ---------

NET INCOME (LOSS)                                    $ (31,300)      $ 203,300
                                                     =========       =========

Net income (loss) allocated to General Partners      $    (300)      $   2,000
                                                     =========       =========


Net income (loss) allocated to Limited Partners      $ (31,000)      $ 201,300
                                                     =========       =========


NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $   (0.52)      $    3.37
                                                     =========       =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      59,766          59,766
                                                     =========       =========

         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                ----------------



                                                                         UNAUDITED
                                                                -------------------------
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   2001            2000
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $ (31,300)      $ 203,300
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Equity in net income of Joint Venture                         (300)       (247,500)
       Changes in:
         Accounts payable, accrued liabilities and due to
           affiliates                                              31,100          27,800
                                                                ---------       ---------

             Net cash from operating activities                      (500)        (16,400)
                                                                ---------       ---------

DECREASE IN CASH                                                     (500)        (16,400)

CASH AT BEGINNING OF PERIOD                                         5,000          39,500
                                                                ---------       ---------

CASH AT END OF PERIOD                                           $   4,500       $  23,100
                                                                =========       =========




         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                ----------------


1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $65,300 and $131,400 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Venture's management fee expense approximated $65,300 and $130,500, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is also the corporate general partner of the Joint Venture) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $16,400 and $32,900 during the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Venture's management fee expense to ECC approximated $16,300 and $32,600, respectively. No management fee is payable to the Manager by the Partnership for amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

    The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. This results from the fact that there are no employees directly employed by the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $214,600 and $512,600, for the three and six months ended June 30, 2001,respectively. For the three and six months ended June 30, 2000, the total amount charged to the Joint Venture for these costs approximated $250,600 and $529,900, respectively.

    Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its actual costs. The Joint Venture recorded programming fee expense of $321,900 and $645,500 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense was $218,900 and $503,000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

    In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when amounts were outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                ----------------


3. NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

    Net income (loss) per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income (loss) has been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

    The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-B, L.P.) each own 50% of the Joint Venture. Each shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 2001, and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 follow. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

                                                           JUNE 30,      DECEMBER 31,
                                                            2001             2000 *
                                                        -----------      -----------
                                                                (UNAUDITED)
                    Current assets                      $ 3,629,900      $ 2,769,100
                    Investment in cable television
                       properties, net                    7,310,600        7,848,200
                    Other assets                             12,500           38,300
                                                        -----------      -----------

                                                        $10,953,000      $10,655,600
                                                        ===========      ===========

                    Current liabilities                 $ 1,178,000      $   881,200
                    Venturers' capital                    9,775,000        9,774,400
                                                        -----------      -----------

                                                        $10,953,000      $10,655,600
                                                        ===========      ===========

        * Agrees with audited balance sheet included in the Partnership's
                          Annual Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                ----------------


                                                                           UNAUDITED
                                                                -----------------------------
                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
REVENUES                                                        $ 1,633,900       $ 1,632,000
                                                                -----------       -----------

OPERATING EXPENSES:
   Service costs                                                    558,000           360,800
   General and administrative expenses                              288,100           171,200
   General partner management fees and reimbursed expenses          296,300           332,200
   Depreciation and amortization                                    491,400           452,300
                                                                -----------       -----------

                                                                  1,633,800         1,316,500
                                                                -----------       -----------

OPERATING INCOME                                                        100           315,500

OTHER INCOME (EXPENSE):
   Interest income                                                   32,100            19,200
   Interest expense                                                  (7,600)          (15,000)
   Other expense                                                    (79,700)               --
                                                                -----------       -----------

                                                                    (55,200)            4,200
                                                                -----------       -----------

NET INCOME (LOSS)                                               $   (55,100)      $   319,700
                                                                ===========       ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                ----------------



                                                                          UNAUDITED
                                                                -----------------------------
                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
REVENUES                                                        $ 3,285,700       $ 3,262,300
                                                                -----------       -----------

OPERATING EXPENSES:
   Service costs                                                  1,081,700           804,400
   General and administrative expenses                              498,400           362,900
   General partner management fees and reimbursed expenses          676,900           693,000
   Depreciation and amortization                                    973,700           904,000
                                                                -----------       -----------

                                                                  3,230,700         2,764,300
                                                                -----------       -----------

OPERATING INCOME                                                     55,000           498,000

OTHER INCOME (EXPENSE):
   Interest income                                                   50,200            31,500
   Interest expense                                                 (24,900)          (34,600)
   Other expense                                                    (79,700)               --
                                                                -----------       -----------

                                                                    (54,400)           (3,100)
                                                                -----------       -----------

NET INCOME                                                      $       600       $   494,900
                                                                ===========       ===========


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                ----------------


5. COMMITMENTS

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

    Following a series of discussions and meetings, the Joint Venture and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Joint Venture's corporate general partner will continue to operate the Joint Venture's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

RESULTS OF OPERATIONS

    THE PARTNERSHIP

    All of our cable television business operations are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash from its operations to the Partnership and the Partnership did not pay distributions to its partners during the three and six months ended June 30, 2001.

    THE JOINT VENTURE

    The Joint Venture's revenues increased from $1,632,000 to $1,633,900, or 0.1%, and from $3,262,300 to $3,285,700, or 0.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to an increase in the number of premium service customers, partially offset by a decline in the number of basic service customers. As of June 30, 2001 and 2000, the Joint Venture had approximately 14,900 and 15,000 basic service customers, respectively, and 3,800 and 1,800 premium service customers, respectively.

    Service costs increased from $360,800 to $558,000, or 54.7%, and from $804,400 to $1,081,700, or 34.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to the increase in customers and pole rental fees, as compared to the corresponding periods in prior year. In addition, there was a decrease in the level of such services being provided and billed to the Macoupin Joint Venture by Charter. Such services are being provided internally, therefore, increasing service costs.

    Gross margin decreased from $1,271,200 to $1,075,900, or 15.4%, and from $2,457,900 to $2,204,000, or 10.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 77.9% to 65.8%, and 75.3% to 67.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to the increase in service costs described above.

    General and administrative expenses increased from $171,200 to $288,100, or 68.3%, and from $362,900 to $498,400, or 37.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to an increase in professional fees coupled with an increase in new employees, as compared to the corresponding periods in the prior year.

    General partner management fees and reimbursed expenses decreased from $332,200 to $296,300, or 10.8%, and from $693,000 to $676,900, or 2.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decrease in the level of such services being provided and billed to the Macoupin Joint Venture by Charter. Such services are being provided internally, therefore, increasing service costs.

    Depreciation and amortization expense increased from $452,300 to $491,400, or 8.6%, and from $904,000 to $973,700, or 7.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to fixed asset additions in 2000 to upgrade the Joint Venture's cable systems.

    Due to the factors described above, operating income decreased from $315,500 to $100, or nearly 100.0%, and from $498,000 to $55,000, or 89.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income increased from $19,200 to $32,100, or 67.2%, and from $31,500 to $50,200, or 59.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to higher cash balances available for investment, as compared to the corresponding periods in 2000.

    Interest expense decreased from $15,000 to $7,600, or 49.3%, and from $34,600 to $24,900, or 28.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower average outstanding borrowings, partially offset by commitment fees on the unborrowed portion of the Joint Venture's loan facility.

    Other expense of $79,700 for the three and six months ended June 30, 2001 represents expenses associated with the termination of the Agreement with Gans.

    Due to the factors described above, net income decreased from $319,700 to a net loss of $55,100, or 117.2%, and from $494,900 to $600, or 99.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,402,000 to $949,000, or 32.3%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 43.0% to 28.9%, during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

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

    Following a series of discussions and meetings, the Joint Venture and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Joint Venture's corporate general partner will continue to operate the Joint Venture's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

    The Joint Venture relies upon the availability of cash generated from operations to fund its ongoing liquidity requirements and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. The upgrade began in 1998 and $1,385,000 was incurred as of June 30, 2001. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has been completed. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade requirements in the franchise agreement. However, no assurances can be given that the franchise authority will not take action that is adverse to the Joint Venture.

    The loan facility with Enstar Finance Company, LLC, has a maximum loan commitment of $4,800,000. The Joint Venture pays a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. The Joint Venture had no outstanding borrowings under the facility as of June 30, 2001. The loan facility matures on August 31, 2001, at which time any amounts then outstanding would be due in full. It is anticipated that the loan facility will not be extended or replaced. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. There can be no assurance that the Partnership's future cash flows will be adequate to meet its future liquidity requirements or to fund future capital expenditures.

    The Joint Venture continues to conserve cash and, consequently, has concluded that it would not be prudent for the Joint Venture to resume paying distributions at this time.

    The Joint Venture maintains insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible, which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Venture.

    Approximately 95% of the Joint Venture's customers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        None.

    (B) REPORTS ON FORM 8-K

        On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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


                         By: ENSTAR COMMUNICATIONS CORPORATION
                             General Partner

Date: August 14, 2001    By: /s/  Paul E. Martin
                         ------------------------
                             Paul E. Martin, Vice President and
                             Corporate Controller
                             (Principal Financial Officer and
                              Principal Accounting Officer)