Form 10-K405
period 2001-12-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2002-03-29
CIK 805391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number: 000-16779

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
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
               Title of each class                       on which registered
               -------------------                       -------------------

      Units of Limited Partnership Interest                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: 59,646 of the registrant's 59,766 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

================================================================================

                    The Exhibit Index is located at Page E-1.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I                                                     Page
                                                                                                ----
Item 1.      Business........................................................................     3
Item 2.      Properties......................................................................    17
Item 3.      Legal Proceedings...............................................................    17
Item 4.      Submission of Matters to a Vote of Security Holders.............................    17

                                     PART II

Item 5.      Market for the Registrant's Equity Securities and Related Security Holder
             Matters.........................................................................    18
Item 6.      Selected Financial Data.........................................................    19
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................    21
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk......................    27
Item 8.      Financial Statements and Supplementary Data.....................................    27
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure........................................................    27

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant..............................    28
Item 11.     Executive Compensation..........................................................    31
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................    32
Item 13.     Certain Relationships and Related Transactions..................................    32

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................    35
Signatures   ................................................................................    36

This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income/Growth Program Five-A, L.P.

                                     PART I

Item 1. BUSINESS

Introduction

      Enstar Income/Growth Program Five-A, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems serving approximately 14,000 basic customers at December 31, 2001 in and around the cities of Greensburg, Russell Springs, Liberty, Monticello, and Cumberland, Kentucky, Jellico and Campbell County, Tennessee and Wheatland, Missouri.

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

      The General Partners of the Partnership are Enstar Communications Corporation ("ECC"), a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2001, the Corporate General Partner managed cable television systems serving approximately 68,500 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. ("Charter"), the nation's fourth largest cable operator, serving approximately seven million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

Proposed Sale of Assets

      In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership, as well as 13 other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

      As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Venture, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner, entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky and Pomme de Terre, Missouri systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Joint Venture together with certain affiliated partnerships, and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact of Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

      Following termination of the Gans Agreement, the broker once again attempted to market the Joint Venture's systems. At the time of this filing, there is no definitive agreement to sell any of the systems and the broker continues to market the systems on behalf of the Joint Venture.

Description of the Joint Venture's Systems

      The table below sets forth certain operating statistics for the Joint Venture's cable systems as of December 31, 2001:

                                                                                                                    Average
                                                                                                                    Monthly
                                                                               Premium                              Revenue
                             Homes          Basic             Basic            Service           Premium           Per Basic
        System Name        Passed(1)      Customers       Penetration(2)       Units(3)       Penetration(4)      Customer(5)
------------------------  ------------  --------------  -------------------  -------------  ------------------  ---------------
Monticello, KY              21,410          13,158            61.5%              3,276             24.9%              $39.53

Pomme De Terre, MO           3,245             878            27.1%                114             13.0%              $32.79
                            ------          ------                               -----

Total                       24,655          14,036            56.9%              3,390             24.2%              $39.11
                            ======          ======                               =====

      (1) Homes passed refers to estimates by the Joint Venture of the approximate number of dwelling units in a particular community that can be connected to our cable systems without any further extension of principal transmission lines. Estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

      (2) Basic penetration represents basic customers as a percentage of homes passed by cable transmission lines.

      (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

      (4) Premium penetration represents premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

      (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2001, divided by twelve months, divided by the actual number of basic customers at the end of the year.

Services, Marketing and Prices

      The Joint Venture's cable television systems offer customers various levels of cable services consisting of:

      o broadcast television signals of local network, independent and educational stations;

      o a limited number of television signals originating from distant cities, such as WGN;

      o various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel; and

      o programming originated locally by the cable television system, such as public, educational and government access programs.

      For an extra monthly charge, the Joint Venture cable television systems also offer premium television services to their customers. These services, such as HBO and Showtime, are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Regulation and Legislation."

      A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Joint Venture's cable television systems. In addition to customer revenues, the Joint Venture's cable television systems receive revenues from the sale of available advertising spots on advertiser-supported programming and also offer to its customers home shopping services, which pay the Partnership a share of revenues from sales of products to the Joint Venture's customers, in addition to paying us a separate fee in return for carrying their shopping service.

      The Joint Venture's marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers in substantially all of our cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. The Joint Venture's service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. In some cable television systems, the Joint Venture offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Joint Venture also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

      Rates for services also vary from market to market and according to the type of services selected. Under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Joint Venture's cable television systems not deemed to be subject to effective competition under the Federal Communications Commission's ("FCC") definition. Currently, none of the Joint Venture's cable television systems are subject to effective competition. See "Regulation and Legislation."

      At December 31, 2001, the Joint Venture's monthly prices for basic cable service for residential customers, including certain discounted prices, ranged from $15.50 to $22.28 and its premium price was $11.95, excluding special promotions offered periodically in conjunction with the Joint Venture's marketing programs. A one-time installation fee, which the Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Venture charges commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Venture offers most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

Programming

      We purchase basic and premium programming for the Joint Venture's systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that

Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

      Our cable programming costs have increased in recent years due to additional programming being provided to basic customers. In addition we are facing higher costs to carry local broadcast channels who elect retransmission carriage agreements. Programming costs have increased in the past, and are expected to continue to increase due to increased costs to produce or purchase cable programming (generally with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors.

Cable System and Technology

      A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service.

      The Joint Venture has ten headends that operate at 300-330 megahertz and are limited to 36-40 channels. These headends have no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers. Significant capital would be required for a comprehensive plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of a comprehensive upgrade would be approximately $20.6 million (for an upgrade to 550 megahertz capacity) and $24.8 million (for an upgrade to 870 megahertz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of the Joint Venture's systems and be economically prudent.

Customer Service and Community Relations

      We place a strong emphasis on customer service and community relations and believe that success in these areas is critical to our business. We have developed and implemented a wide range of internal training programs for employees, including our regional managers, that focus on our operations and employee interaction with customers. The effectiveness of our training programs relating to employees' interaction with customers is monitored on an ongoing basis. We are also committed to fostering strong community relations in the towns and cities we serve. We support many local charities and community causes in various ways, including in-kind donations that include production services and free air-time on major cable networks. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

Franchises

      As of December 31, 2001, the Joint Venture operated cable systems in nineteen franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

      Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied the franchising authority may acquire ownership of the system or effect a transfer of the system to another person, the operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Regulation and Legislation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically the Joint Venture has been able to renew its franchises without incurring significant costs, the Joint Venture cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. the Joint Venture's failure to obtain renewals of its franchises, especially those in areas where it has the most customers, would have a material adverse effect on its business, results of operations and financial condition.

      Under the 1996 Telecommunications Act ("1996 Telecom Act"), state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose "competitively neutral" requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator's cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services.

      The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2001:

                                            Number of   Percentage of
          Year of             Number of       Basic         Basic
    Franchise Expiration      Franchises    Customers     Customers
---------------------------   ----------    ---------     ---------
Prior to 2003                       12         10,150        72.3%
2003 - 2007                          6          2,204        15.7%
2008 and after                       1          1,682        12.0%
                              ----------    ---------     ---------

Total                               19         14,036       100.0%
                              ==========    =========     =========

      As of December 31, 2001, franchise agreements have expired in twelve of the Joint Venture's franchise areas where it serves approximately 10,150 basic customers. The Joint Venture continues to serve these customers while it is in negotiations to review the franchise agreements and continues to pay franchise fees to the local franchise authorities. The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions, such as unincorporated communities, for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 1,500 customers, comprising approximately 11% of the Joint Venture's customers, are served by unfranchised portions of such systems. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

Competition

      We face competition in the areas of price, products and services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

      Through business developments such as the merger of Tele-Communications, Inc. and AT&T and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings. They also encourage consolidation in the cable industry, such as the proposed merger of AT&T Broadband with Comcast Corp., the largest and third largest cable providers in the country, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

      Our key competitors include:

      DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 17 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system.

      DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and they faced mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the DBS industry's constitutional challenge, but the industry is now seeking review by the U.S. Supreme Court.

      In October 2001, EchoStar and DirecTV, the two largest DBS providers in the country, announced EchoStar's planned merger with DirecTV, subject to, among other things, regulatory approval. If approved by regulators and consummated, the proposed merger would provide expanded transmission capacity for a single company serving more than 17 million customers. It is unclear what impact the consolidation of these two companies will have on the competition we face from the DBS industry. EchoStar and DirecTV have announced, however, that the merger would afford the surviving entity sufficient capacity to expand the carriage of local broadcast programming to every U.S. television market.

      DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies and other companies offer DSL service. There are bills now before Congress that would reduce regulation of Internet services offered by incumbent telephone companies, and the FCC recently initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. The FCC's decisions and policies in this area are subject to change. We cannot predict the likelihood of success of the Internet access services offered by our competitors, or the impact on our business and operations of these competitive ventures.

      DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, EchoStar and DirecTV have both begun the provision of high-speed Internet access to residential consumers. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improve, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

      Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

      Traditional Overbuilds. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2001, the Partnership and Joint Venture are unaware of any overbuild situations in its cable systems.

      Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecommunications Act ("1996 Telecom Act"), which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

      Several telephone companies have obtained or are seeking cable franchises from local governmental authorities and are constructing cable systems. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the FCC or through wireless technology. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. Although enthusiasm on the part of local exchange carriers appears to have waned in recent months, the entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

      The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

      Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

      Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

      Wireless Distribution. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

Regulation and Legislation

      The following summary addresses the key regulatory developments and legislation affecting the cable industry.

      The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

      The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Joint Venture's operations.

      Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for "effective competition" and thereby avoid further rate regulation.

      Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service - the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

      As of December 31, 2001, approximately 16% of our local franchising authorities were certified to regulate basic tier rates. Because the 1992 Cable Act permits communities to certify and regulate prices at any time, it is possible that additional localities served by the systems may choose to certify and regulate basic prices in the future.

      For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the FCC that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

      With regard to cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, the FCC historically administered rate regulation of these tiers. Under the 1996 Telecom Act, however, the FCC's authority to regulate cable programming service tier rates expired on March 31, 1999. The FCC still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. As of December 31, 2001, we had no cable programming service tier rate complaints pending at the FCC. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility.

      Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which expires in October 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

      Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

      Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications services generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

      Internet Service. Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory "open access" requirements, but various federal courts have rejected each of these actions, relying on different legal theories.

      In March 2002, the FCC ruled that cable modem service (that is, the provision of high speed internet access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This classification should leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC tentatively concluded that revenue earned from the provision of cable service is not subject to local cable franchise fee assessments. With regard to the open access question, the FCC specifically held that, regardless of classification, regulatory forbearance should now apply.

      The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The FCC is already considering whether providers of cable modem service should contribute to the federal government's universal service fund. This contribution could more than offset the savings associated with excluding cable modem service from local franchise fee assessments. The FCC also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is likely to be subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate the Joint Venture's own plans for providing Internet service.

      Telephone Company Entry into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods.

      Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the FCC revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

      Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

      Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

      Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals recently struck down this remaining cross-ownership prohibition, concluding that the FCC had failed to explain why its continuation was "necessary" in the public interest. In the same decision, the Court struck down another FCC regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. If these rulings withstand further administrative and judicial review, they may trigger additional consolidation among domestic media companies.

      Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. As a result, an existing divestiture requirement on AT&T was suspended. The FCC is now considering replacement regulations. These ownership restrictions may be affected by the proposed merger of EchoStar and DirecTV and the proposed merger of AT&T Broadband and Comcast Cable. These recently announced transactions involve the nation's two largest DBS providers and the nation's largest and third largest cable operators. The proposed combinations might prompt additional consolidation in the cable industry and are likely to heighten regulatory concerns regarding industry consolidation. Although any resulting restrictions could be limited to the particular entities involved, it is also possible that the restrictions would apply to other cable operators, including us.

      Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The FCC is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of the primary video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

      Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The FCC rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

      Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the FCC determines in a pending proceeding that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming (especially regional sports networks) to the program access requirements. Terrestrially-delivered programming is programming delivered other than by satellite and is currently exempt from the ban on exclusivity. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

      Inside Wiring; Subscriber Access. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed terminating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

      Other Regulations of the Federal Communications Commission. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

      o     subscriber privacy,

      o     programming practices, including, among other things,

            (1) blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

            (2)   local sports blackouts,

            (3)   indecent programming,

            (4)   lottery programming,

            (5)   political programming,

            (6)   sponsorship identification,

            (7)   children's programming advertisements, and

            (8)   closed captioning,

      o     registration of cable systems and facilities licensing,

      o     maintenance of various records and public inspection files,

      o     aeronautical frequency usage,

      o     lockbox availability,

      o     antenna structure notification,

      o     tower marking and lighting,

      o     consumer protection and customer service standards,

      o     technical standards,

      o     equal employment opportunity,

      o     consumer electronics equipment compatibility, and

      o     emergency alert systems.

      The FCC ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000.


      Additional Regulatory Policies May Be Added in the Future. The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

      Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

      State and Local Regulation. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

      The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

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

      Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the FCC tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements nor should the revenue derived from such service be subject to local franchise fee assessments.

      Additional regulatory policies may be added in the future. The Federal Communications Commission recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

Employees

      The Joint Venture has 13 employees. The various personnel required to operate the Joint Venture's business are employed by Joint Venture, the Corporate General Partner, its subsidiary corporation and Charter. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Joint Venture for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Joint Venture and Enstar Cable Corporation (the "Management Agreement"). The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

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

Item 3. LEGAL PROCEEDINGS

      The Partnership and Joint Venture are involved from time to time in routine legal matters and other claims incidental to their business. The Partnership and Joint Venture believe that the resolution of such matters will not have a material adverse impact on their financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

Liquidity

      While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,445 as of December 31, 2001. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

Distributions

      The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all Partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

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

      The policy of the Corporate General Partner, although not recognized by the terms of the Partnership Agreement, is to cause the Partnership to make cash distributions on a quarterly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from the Joint Venture operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon the Joint Venture's results of operations and the Corporate General Partner's determination of whether otherwise available funds are needed for the Joint Venture's ongoing working capital and liquidity requirements.

      We began making periodic cash distributions to the Limited Partners from operations in February 1988 and continued through March 1990. The distributions were funded primarily from distributions received by the Partnership from the Joint Venture. No distributions were made during 2001, 2000, or 1999.

      Our ability to pay distributions, the actual amount of any such distributions paid and the continuance of distributions if commenced depends on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of financing, regulatory or legislative developments governing the cable television industry and the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. However, because management believes it is critical to conserve cash and borrowing capacity to fund anticipated capital expenditures, the Partnership does not anticipate a resumption of distributions to unitholders at this time. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. SELECTED FINANCIAL DATA

      The table below presents selected financial data of the Partnership and of the Joint Venture for the five years ended December 31, 2001. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.    THE PARTNERSHIP

                                                                        Year Ended December 31,
                                                 -----------------------------------------------------------------------
OPERATIONS STATEMENT DATA                            2001           2000           1999           1998           1997
                                                 -----------    -----------    -----------    -----------    -----------
  Operating expenses                             $   (65,800)   $  (106,700)   $   (41,400)   $   (21,800)   $   (34,400)
  Interest expense                                      --             --             --           (1,700)        (1,300)
  Equity in net income (loss) of joint venture        62,200        285,600        199,200        272,000        (41,100)
                                                 -----------    -----------    -----------    -----------    -----------

  Net income (loss)                              $    (3,600)   $   178,900    $   157,800    $   248,500    $   (76,800)
                                                 ===========    ===========    ===========    ===========    ===========

Per unit of limited partnership interest:

  Net income (loss)                              $     (0.06)   $      2.96    $      2.61    $      4.12    $     (1.27)
                                                 ===========    ===========    ===========    ===========    ===========

 OTHER OPERATING DATA

  Net cash from operating activities             $    (3,700)   $   (34,500)   $   (45,000)   $   (30,800)   $   (39,400)
  Net cash from investing activities                    --             --           64,000         28,500         30,000

                                                                           As of December 31,
                                                 -----------------------------------------------------------------------
BALANCE SHEET DATA                                   2001           2000           1999           1998           1997
                                                 -----------    -----------    -----------    -----------    -----------
  Total assets                                   $ 4,950,700    $ 4,892,200    $ 4,641,100    $ 4,486,900    $ 4,245,700
  General Partners' deficit                          (76,000)       (76,000)       (77,800)       (79,400)       (81,900)
  Limited Partners' capital                      $ 4,888,800    $ 4,892,400    $ 4,715,300    $ 4,559,100    $ 4,313,100

II.   ENSTAR CABLE OF CUMBERLAND VALLEY

                                                                              Year Ended December 31,
                                                   --------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                              2001             2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
  Revenues                                         $  6,587,400     $  6,539,500     $  6,780,200     $  7,075,400     $  7,217,900
  Operating expenses                                 (4,583,700)      (4,116,600)      (4,413,500)      (4,018,600)      (4,127,100)
  Depreciation and amortization                      (1,897,200)      (1,841,400)      (1,824,500)      (2,085,200)      (2,672,700)
                                                   ------------     ------------     ------------     ------------     ------------

  Operating income                                      106,500          581,500          542,200          971,600          418,100

  Interest income                                        90,200           43,900           37,600           45,300           78,300
  Interest expense                                       (3,400)         (45,200)        (181,400)        (257,300)        (578,600)
  Casualty loss                                            --               --               --           (215,600)            --
  Other expense                                         (68,900)          (9,000)            --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

  Net income (loss)                                $    124,400     $    571,200     $    398,400     $    544,000     $    (82,200)
                                                   ============     ============     ============     ============     ============

  Distributions paid to venturers                  $       --       $       --       $    128,000     $     57,000     $     60,000
                                                   ============     ============     ============     ============     ============

OTHER OPERATING DATA

  Net cash from operating activities               $  2,924,500     $  1,820,100     $  2,162,800     $  2,890,500     $  2,939,300
  Net cash from investing activities                   (856,600)        (567,800)        (570,100)      (1,794,300)        (622,200)
  Net cash from financing activities                       --               --         (1,128,000)      (1,661,800)      (3,661,000)
  EBITDA(1) (unaudited)                               1,934,800        2,413,900        2,366,700        3,056,800        3,090,800

  EBITDA as a percentage of revenues (unaudited)           29.4%            36.9%            34.9%            43.2%            42.8%
  Total debt to EBITDA (unaudited)                         --               --               --                0.3x             0.8x

  Capital expenditures                             $    818,400     $    547,600     $    558,600     $  1,768,700     $    610,800

                                                                                 As of December 31,
                                                   --------------------------------------------------------------------------------
BALANCE SHEET DATA                                     2001             2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
  Total assets                                     $ 11,317,400     $ 10,655,600     $ 10,521,800     $ 11,229,800     $ 12,392,100
  Total debt                                               --               --               --          1,000,000        2,600,000
  Venturers' capital                               $  9,898,800     $  9,774,400     $  9,203,200     $  8,932,800     $  8,445,800

-----------
      (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles (GAAP). EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA may not be calculated consistently by all companies, the presentation here in may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the prices charged by cable television systems for basic and premium service tiers, installation, and equipment leased by customers. Compliance with those price regulations has had a negative impact on our revenues and cash flow. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

      The Partnership

      All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $64,000 to us during 1999 representing our pro rata (i.e., 50%) share of the cash flow distributed from the Joint Venture's operations. The Joint Venture did not pay distributions in 2001 or 2000. We did not pay distributions to our partners during 2001, 2000, or 1999.

      We used $30,800 less cash in operating activities during the year ended December 31, 2001 than in 2000. Our expenses used $40,900 less cash in 2001. These changes were partially offset by a decline in our equity in net income of the Joint Venture. Changes in accounts payable provided $10,100 less cash in 2001 due to differences in the timing of payments.

      We used $10,500 less cash in operating activities during the year ended December 31, 2000 than in 1999. Our expenses used $65,300 more cash in 2000. Changes in accounts payable used $75,800 less cash in 2000 due to differences in the timing of payments. Cash from investing activities decreased by $64,000 due to decreased distributions from the Joint Venture.

      The Joint Venture

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      The Joint Venture's revenues increased $47,900 from $6,539,500 to $6,587,400, or less than one percent, for the year ended December 31, 2001 as compared to 2000. The increase was primarily due to an increase in customer fees offset by a decrease in the number of customers. As of December 31, 2001 and 2000, the Joint Venture had approximately 14,000 and 15,500 basic customers and 3,400 and 4,400 premium service units, respectively.

      The Joint Venture reimburses the Corporate General Partner and its affiliates for service costs and general and administrative expenses based on actual costs incurred on behalf of the Joint Venture. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint

Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased $467,100, or 11.3%, from $4,116,600 to $4,583,700 for the year ended December 31, 2001 as compared to 2000.

      Service costs increased $385,400 from $1,962,400 to $2,347,800, or 19.6%, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase is primarily due to increases in programming fees as a result of higher prices coupled with an increase in employees at the Joint Venture level.

      General and administrative expenses increased $305,400 from $741,800 to $1,047,200, or 41.2%, for the year ended December 31, 2001 as compared to 2000. The increase is primarily due to an increase in employees resulting in the Joint Venture recording less reimbursable costs.

      General partner management fees and reimbursed expenses decreased $223,700 from $1,412,400 to $1,188,700, or 15.8%, for the year ended December 31, 2001 as compared to 2000. The decrease is primarily due to an increase in employees at the Joint Venture level resulting in the Joint Venture recording less reimbursable costs.

      Depreciation and amortization expense increased $55,800 from $1,841,400 to $1,897,200, or 3.0%, for the year ended December 31, 2001 as compared to 2000, due to increased capital expenditures during 2001.

      Due to the factors described above, the Joint Venture's operating income decreased $475,000 from $581,500 to $106,500, or 81.7%, for the year ended December 31, 2001 as compared to 2000.

      Interest income increased $46,300 from $43,900 to $90,200, or 105.5%, for the year ended December 31, 2001 as compared to 2000, due to higher average cash balances available for investment in 2001.

      Interest expense decreased $41,800 from $45,200 to $3,400, or 92.5%, for the year ended December 31, 2001 as compared to 2000, primarily due to the expiration of the loan facility on August 31, 2001.

      Other expense of $68,900 and $9,000 for the year ended December 31, 2001 and 2000, respectively, consisted of legal and proxy costs associated with the proposed sale of the Joint Venture's assets.

      Due to the factors described above, the Joint Venture's net income decreased $446,800 from $571,200 to $124,400, or 78.2%, for the year ended December 31, 2001 as compared to 2000.

      Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $479,100 from $2,413,900 to $1,934,800, or 19.8%. EBITDA as a percentage of revenues decreased 7.5% from 36.9% during 2000 to 29.4% in 2001.

      Operating activities provided $1,104,400 more cash during the year ended December 31, 2001 than in 2000. Changes in receivables, prepaid expenses and other assets provided $27,800 more cash in 2001 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Changes in accounts payable, accrued liabilities and due to/from liabilities provided $1,467,600 more cash in 2001 than in 2000 due to differences in the timing of payments.

      We used $288,800 more cash in investing activities during 2001 than in 2000, due to a $270,800 increase in capital expenditures and a $18,000 increase in spending for intangible assets.

      Year ended December 31, 2000 Compared to Year Ended December 31, 1999

      The Joint Venture's revenues decreased $240,700 from $6,780,200 to $6,539,500, or 3.6%, for the year ended December 31, 2000 as compared to 1999. Of the decrease, $252,000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $38,600 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $49,900 due to increases in regulated prices that were implemented by the Joint Venture in 2000. As of December 31, 2000 and 1999, the Joint Venture had approximately 15,500 and 15,100 basic customers and 4,400 and 2,300 premium service units, respectively.

      Effective with the acquisition of the Corporate General Partner and certain affiliates by Charter on November 12, 1999, certain activities previously performed by the Joint Venture and expensed through service cost and general and administrative expenses have been either eliminated by Charter, or have been performed by Charter and then been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased $296,900, or 6.7%, from $4,413,500 to $4,116,600 for the year ended December 31,
2000 as compared to 1999.

      Service costs decreased $856,800 from $2,819,200 to $1,962,400, or 30.4%, for the year ended December 31, 2000 as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as described above. Programming fees decreased as a result of lower prices that Charter has extended to us and a decrease in customers.

      General and administrative expenses decreased $273,900 from $1,015,700 to $741,800, or 27.0%, for the year ended December 31, 2000 as compared to 1999. As described above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in more reimbursable costs and lower service costs and general and administrative expenses.

      General partner management fees and reimbursed expenses increased $833,800 from $578,600 to $1,412,400, or 144.1%, for the year ended December 31, 2000 as compared to 1999. General partner management fees decreased in direct relation to decreased revenues as described above. As described above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in more reimbursable costs and lower service costs and general and administrative expenses.

      Depreciation and amortization expense increased $16,900 from $1,824,500 to $1,841,400, or less than 1.0%, for the year ended December 31, 2000 as compared to 1999, due to additional depreciation related to capital expenditures in the third quarter.

      Due to the factors described above, the Joint Venture's operating income increased $39,300 from $542,200 to $581,500, or 7.2%, for the year ended December 31, 2000 as compared to 1999.

      Interest income increased $6,300 from $37,600 to $43,900, or 16.8%, for the year ended December 31, 2000 as compared to 1999, due to higher average cash balances available for investment in 2000.

      Interest expense decreased $136,200 from $181,400 to $45,200, or 75.1%, for the year ended December 31, 2000 as compared to 1999, primarily due to no borrowings outstanding in 2000 and the reclassification of certain bank charges from interest expense to general and administrative expense.

      Other expense of $9,000 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the proposed sale of the Joint Venture's assets.

      Due to the factors described above, the Joint Venture's net income increased $172,800 from $398,400 to $571,200, or 43.4%, for the year ended December 31, 2000 as compared to 1999.

      Based on its experience in the cable television industry, the Joint Venture believes that earnings before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $47,200 from $2,366,700 to $2,413,900, or 2.0%. EBITDA as a percentage of revenues increased 2.0% from 34.9% during 1999 to 36.9% in 2000.

      Operating activities provided $342,700 less cash during the year ended December 31, 2000 than in 1999. Changes in receivables, prepaid expenses and other assets provided $213,600 more cash in 2000 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Changes in accounts payable, accrued liabilities and due to/from liabilities used $705,300 more cash in 2000 than in 1999 due to differences in the timing of payments.

      We used $2,300 less cash in investing activities during 2000 than in 1999 due to a $11,000 decrease in capital expenditures and a $8,700 increase in spending for intangible assets.

      We used $1,128,000 less cash in financing activities during 2000 than in 1999 due to distributions to venturers of $128,000 and a $1,000,000 repayment of borrowings in 1999.

      Distributions by the Cumberland Valley Joint Venture

      The Joint Venture did not pay distributions in 2001 or 2000. The Joint Venture distributed $128,000 equally between its two partners during 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary objective, having invested our net offering proceeds in the Joint Venture, is to distribute to our partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable television systems, if any, after providing for expenses, debt service and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

      We believe that cash generated by operations of the Joint Venture will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2002 and beyond. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.

PROPOSED SALE OF ASSETS

      In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership, as well as 13 other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

      As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Venture, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner, entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky and Pomme de Terre, Missouri systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Joint Venture together with certain affiliated partnerships, and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact of Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

      Following termination of the Gans Agreement, the broker once again attempted to market the Joint Venture's systems. At the time of this filing, there is no definitive agreement to purchase any of the systems and the broker continues to market the systems on behalf of the Joint Venture.

INVESTING ACTIVITIES

      The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has subsequently been completed at a total cost of approximately $1,385,000. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. However, no assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture spent approximately $818,400 and $547,600 in the years ended December 31, 2001 and 2000, respectively, for plant extensions, new equipment and system upgrades. Minimal capital spending is planned for 2002 to upgrade additional plant assets and equipment.

FINANCING ACTIVITIES

      The Joint Venture was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation ("ECC") that matured on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, the Joint Venture's cash reserves will be insufficient to fund a comprehensive upgrade program. If the Joint Venture's systems are not sold, it will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements and complete its planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Joint Venture. If the Joint Venture is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to fully complete its cable systems upgrades. As a result, the value of the Joint Venture's systems would likely be lower than that of systems built to a higher technical standard.

      The Joint Venture believes it is critical to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate any distributions to partners at this time.

CERTAIN TRENDS AND UNCERTAINTIES

      Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Venture.

      Approximately 94% of the Joint Venture's customers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

      Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to its business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce the Partnership's and Joint Venture's revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Partnership and Joint Venture on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership or Joint Venture.

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership and Joint Venture on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership or Joint Venture.

      Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership and Joint Venture on January 1, 2002. Management believes that adoption of SFAS No. 143 will not have a material impact on the financial statements of the Partnership or Joint Venture.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership and Joint Venture on January 1, 2002. The Partnership and Joint Venture are currently in process of assessing the impact of adoption of SFAS No.
144. See "Proposed Sale of Assets."

INFLATION

      Certain of the Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Venture is able to increase its prices periodically, of which there can be no assurance. See "Regulation and Legislation."

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are not exposed to material significant risks associated with financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Previously reported in Current Report on Form 8-K, dated July 18, 2000.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is ECC, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary.

      The directors and executive officers of the Corporate General Partner as of March 15, 2002, all of whom have their principal employment in a comparable position with Charter, are named below:

NAME                        POSITION
----                        --------
Carl E. Vogel               President and Chief Executive Officer

David G. Barford            Executive Vice President and Chief Operating Officer

Kent D. Kalkwarf            Executive Vice President and Chief Financial Officer

Steven A. Schumm            Director of the Corporate General Partner, Executive
                            Vice President and Assistant to the President

Steven E. Silva             Executive Vice President - Corporate Development and
                            Chief Technology Officer

David C. Andersen           Senior Vice President - Communications

J. Christian Fenger         Senior Vice President of Operations - Western Division

Eric A. Freesmeier          Senior Vice President - Administration

Thomas R. Jokerst           Senior Vice President - Advanced Technology Development

Ralph G. Kelly              Senior Vice President - Treasurer

David L. McCall             Senior Vice President of Operations - Eastern Division

Majid R. Mir                Senior Vice President - Telephony and Advanced Services

John C. Pietri              Senior Vice President - Engineering

Michael E. Riddle           Senior Vice President and Chief Information Officer

William J. Schreffler       Senior Vice President of Operations - Midwest Division

Curtis S. Shaw              Senior Vice President, General Counsel and Secretary

Paul E. Martin              Vice President, Corporate Controller and Principal
                            Financial Officer for Partnership Matters

      Except for above-named executive officers who joined Charter after November 1999, such officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control in November 1999, have been employees of Charter since November 1999, and immediately prior to

November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 44, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

David G. Barford, 43 Executive Vice President and Chief Operating Officer. Mr. Barford was promoted to his current position in July 2000, having previously served as Senior Vice President of Operations-Western Division from June 1997 to July 2000. Prior to joining Charter Investment (an affiliate of Charter) in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. degree from California State University, Fullerton, and an M.B.A. from National University.

Kent D. Kalkwarf, 42 Executive Vice President and Chief Financial Officer. Mr. Kalkwarf was promoted to the position of Executive Vice President in July 2000, having previously served as Senior Vice President. Prior to joining Charter Investment in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. degree from Illinois Wesleyan University and is a certified public accountant.

Steven A. Schumm, 49 Director of the Corporate General Partner, Executive Vice President and Assistant to the President. Prior to joining Charter Investment in 1998, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP for 14 years. He had joined Ernst & Young in 1974. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 42 Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

David C. Andersen, 53 Senior Vice President - Communications. Mr. Andersen was named to his current position in May 2000. Prior to this, he was Vice President of Global Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC, from September 1999 through April 2000. He worked for Cox communications, Inc. from 1982 to 1999, establishing their communications department and advancing to Vice President of Public Affairs. He held various management positions in communications with the General Motors Corporation from 1971 to 1982. Mr. Andersen is a past recipient of the cable industry's highest honor - the Vanguard Award. He serves on the Board of KIDSNET, the educational non-profit clearinghouse of children's programming, and is a former Chairman of the National Captioning Institute's Cable Advisory Board.

J. Christian Fenger, 46 Senior Vice President of Operations - Western Division. Mr. Fenger was promoted to his current position in January 2002, having served as Vice President and Senior Vice President of

Operations for our North Central Region since 1998. From 1992 until joining us in 1998, Mr Fenger served as the Vice President of Operations for Marcus Cable, and, prior to that, as Regional Manager of Simmons Cable TV since 1986. Mr. Fenger received his bachelor's degree and his master's degrees in communications management from Syracuse University's Newhouse School of Public Communications.

Eric A. Freesmeier, 49 Senior Vice President - Administration. From 1986 until joining Charter Investment in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds a bachelor's degree from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

Thomas R. Jokerst, 52 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

Ralph G. Kelly, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates between 1984 and 1992. He left Charter Investment in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University. Mr. Kelly is a certified public accountant.

David L. McCall, 46 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall is a member of the Southern Cable Association's Tower Club.

Majid R. Mir, 51 Senior Vice President - Telephony and Advanced Services. Prior to joining Charter in April 2001, Mr. Mir worked with GENUITY Networks, Inc. as Vice President, Metro Network Engineering in Irving, Texas from June 2000 to April 2001. Prior to that, Mr. Mir worked with GTE from 1979 to June 2000 in various capacities of increasing responsibility, most recently as Assistant Vice President of Core Network Engineering. Mr. Mir served as director, Business Development for GTE, from 1996 to 1997. Mr. Mir earned a bachelor's of science in systems science from the University of West Florida and holds a master's degree in business administration from the University of South Florida.

John C. Pietri, 52 Senior Vice President - Engineering. Prior to joining Charter Investment in 1998, Mr. Pietri was with Marcus Cable for nine years, most recently serving as Senior Vice President and Chief Technical Officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

Michael E. Riddle, 43 Senior Vice President and Chief Information Officer. Prior to joining Charter in December 1999, Mr. Riddle was Director, Applied Technologies of Cox Communications for four years. Prior to that, he held technical and management positions during 17 years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

William J. Schreffler, 48 Senior Vice President of Operations - Midwest Division. Mr Shreffler was promoted to his current position in January 2002, having previously served as Vice President of Operations for the Michigan region. Prior to joining Charter in 1999, Mr. Shreffler acted as a Managing Director of Cablevision. Between 1995 and 1999, he held various positions with Century Communications, mot recently as its Group Vice President. From 1985 to 1995, Mr. Shreffler acted as the Regional Controller for American Cable Systems and following the acquisition of American by Continental Cablevision, as its General Manager in its Chicago region. Mr. Shreffler holds degrees from Robert Morris College and Duquesne University and is obtaining a master's degree in business from Lewis University in Chicago.

Curtis S. Shaw, 53 Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 41 Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin has been Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin is a certified public accountant, having been with Arthur Andersen LLP for nine years. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

      The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Upon his resignation in September 2001, Jerald L. Kent resigned as the sole director of ECC and was succeeded by Mr. Schumm. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

Item 11. EXECUTIVE COMPENSATION

Management Fee

      Pursuant to the Management Agreement, Enstar Cable Corporation ("Enstar Cable") manages the Joint Venture's systems and provides all operational support for the Joint Venture activities. For these services, Enstar Cable receives a management fee of 4% of the Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner for its interest as the Corporate General Partner of the Partnership. In addition, the Joint Venture's reimburses Enstar Cable for operating expenses incurred by Enstar Cable in the daily operation of our cable systems. The Management Agreement also requires the Partnership to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. ("Falcon") to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, the Joint Venture received system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. The Joint Venture reimburses the affiliates for its allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

      For the fiscal year ended December 31, 2001, Enstar Cable charged the Joint Venture management fees of approximately $263,500. In addition, the Corporate General Partner charged the Joint Venture approximately $65,900 relative to its 1% special interest. Enstar Cable, Charter and its affiliates also charged the Joint Venture approximately $859,300 for system operating management services. In addition, programming services were purchased through Charter. The Joint Venture was charged approximately $1,300,000 for these programming services for fiscal year 2001.

Participation in Distributions

      The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5. "Market for the Registrant's Equity Securities and Related Security Holder Matters."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 2001, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                                                                         Amount and
                                                                                         Nature of
                                                                                         Beneficial           Percent
      Title of Class                     Name and Address of Beneficial Owner            Ownership            of Class
-----------------------------    --------------------------------------------------------------------------------------
Units of limited                 Affiliated Madison Investor Unitholders (1)           Shared - 6,468           10.8%
   partnership interest
                                   Madison Value Fund, LLC                             Shared - 703
                                   Madison/OHI Liquidity Investors, LLC                Shared - 2,247
                                   Madison Investment Partners 11, LLC                 Shared - 703
                                   Madison Avenue Investment Partners, LLC             Shared - 4,221
                                   The Harmony Group II, LLC                           Shared - 6,468
                                   Bryan E. Gordon                                     Shared - 6,468
                                     P.O. Box 7533
                                     Incline Village, Nevada 89452

                                   First Equity Realty, LLC                            Shared - 6,468
                                   Ronald M. Dickerman                                 Shared - 6,468
                                     555 Fifth Avenue, 9th Floor
                                     New York, new York 10017

(1) As stated in Amendment 4 to Schedule 13G, as filed with the Securities and Exchange Commission, all units are subject to shared power to vote and invest.

      The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of February 28, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 51.2% by Charter, 16.7% by Vulcan Cable III Inc., and 32.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 3.7% of the outstanding capital stock of Charter and controls approximately 92.3% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Services

      On November 12, 1999, Charter acquired ownership of ECC from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates Falcon Communications, L.P. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon Communications, L.P.

      Pursuant to the Management Agreement between the Joint Venture and Enstar Cable, a subsidiary of the Corporate General Partner, Enstar Cable provides financial, management, supervisory and marketing services, as necessary to the Joint Venture's operations. This Management Agreement provides that the Joint Venture shall pay management fees equal to 4% of the Joint Venture's gross receipts from customers and 1% to the Corporate General Partner representing its special interest in the Joint Venture. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Joint Venture would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Joint Venture's systems, and an allocable shares of costs associated with facilities required to manage the Joint Venture's systems. To provide these management services, Enstar Cable has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Joint Venture.

      Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. For the year ended December 31, 2001, accrued and unpaid management fees to Charter Communications Holding Company LLC from the Joint Venture were $349,500. In addition, the Joint Venture was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Joint Venture at Charter's actual cost. For the year ended December 31, 2001, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Joint Venture were $859,300. In addition, programming services were purchased through Charter. The Joint Venture was charged approximately $1,300,000 for these programming services for fiscal year 2001.

Conflicts of Interest

      The Partnership and the Joint Venture rely upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. "Executive Compensation" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership's affairs.

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

      The Partnership Agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the Partnership Agreement if the General Partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the Partnership Agreement provides that the General Partners will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and persons determined by the Corporate General Partner, against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            Reference is made to the Index to Financial Statements on page F-1.

      2.    Financial Statement Schedules

            Reference is made to the Index to Financial Statements on page F-1.

      3.    Exhibits

            Reference is made to the Exhibits Index on Page E-1.

(b)         Reports on Form 8-K

            On October 9, 2001, the registrant filed a current report on Form 8-K announcing the resignation of Jerald L. Kent, Charter's former President and Chief Executive Officer and the appointment of Steven
            A. Schumm, Executive Vice President and Assistant to the President of Charter as sole director of Enstar Communications Corporation, the Partnership's Corporate General Partner.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                                    By: Enstar Communications Corporation,
                                        Corporate General Partner

Dated:  March 29, 2002                  By:  /s/ Steven A. Schumm
                                             --------------------
                                             Steven A. Schumm
                                             Director, Executive Vice President
                                             and Assistant to the President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Dated:  March 29, 2002                  By:  /s/ Steven A. Schumm
                                             --------------------
                                             Steven A. Schumm
                                             Director, Executive Vice President
                                             and Assistant to the President
                                             (Principal Executive Officer) *

Dated:  March 29, 2002                  By:  /s/ Paul E. Martin
                                             ------------------
                                             Paul E. Martin
                                             Vice President and Corporate
                                             Controller (Principal Financial
                                             Officer and Principal Accounting
                                             Officer).*

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                 ------------------------------------------
                                                                 Enstar Income/Growth      Enstar Cable of
                                                                 Program Five-A, L.P.     Cumberland Valley
                                                                 ---------------------    -----------------
Report of Independent Public Accountants                                 F-2                    F-12

Balance Sheets as of December 31, 2001 and 2000                          F-3                    F-13

Statements of Operations for the years ended
    December 31, 2001 and 2000                                           F-4                    F-14

Statements of Partnership/Venturers' Capital (Deficit)
    for the years ended December 31, 2001 and 2000                       F-5                    F-15

Statements of Cash Flows for the years ended
    December 31, 2001 and 2000                                           F-6                    F-16

Notes to Financial Statements                                            F-7                    F-17

Reports of Independent Auditors                                          F-24                   F-31

Statement of Operations for the year ended
    December 31, 1999                                                    F-25                   F-32

Statement of Partnership/Venturers' Capital (Deficit)
    for the year ended December 31, 1999                                 F-26                   F-33

Statement of Cash Flows for the year ended
    December 31, 1999                                                    F-27                   F-34

Notes to Financial Statements                                            F-28                   F-35

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
    Enstar Income/Growth Program Five-A, L.P.:

We have audited the accompanying balance sheets of Enstar Income/Growth Program Five-A, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Five-A, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
   March 29, 2002

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                              2001             2000
                                                                          -----------      -----------
                                     ASSETS

ASSETS:
  Cash                                                                    $     1,300      $     5,000
  Equity in net assets of joint venture                                     4,949,400        4,887,200
                                                                          -----------      -----------

           Total assets                                                   $ 4,950,700      $ 4,892,200
                                                                          ===========      ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities                                $     3,600      $     3,000
  Due to affiliates                                                           134,300           72,800
                                                                          -----------      -----------

           Total liabilities                                                  137,900           75,800
                                                                          -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General Partners                                                            (76,000)         (76,000)
  Limited Partners                                                          4,888,800        4,892,400
                                                                          -----------      -----------

           Total partnership capital                                        4,812,800        4,816,400
                                                                          -----------      -----------

           Total liabilities and partnership capital                      $ 4,950,700      $ 4,892,200
                                                                          ===========      ===========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                       2001             2000
                                                                                    ---------        ---------
OPERATING EXPENSES:
   General and administrative                                                       $ (65,800)       $ (91,100)
   Other                                                                                 --            (15,600)
                                                                                    ---------        ---------

       Loss before equity in net income of joint venture                              (65,800)        (106,700)

EQUITY IN NET INCOME OF JOINT VENTURE                                                  62,200          285,600
                                                                                    ---------        ---------

       Net (loss) income                                                            $  (3,600)       $ 178,900
                                                                                    =========        =========

NET (LOSS) INCOME ALLOCATED TO GENERAL PARTNERS                                     $    --          $   1,800
                                                                                    =========        =========

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS                                     $  (3,600)       $ 177,100
                                                                                    =========        =========

NET (LOSS) INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                          $   (0.06)       $    2.96
                                                                                    =========        =========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                 59,766           59,766
                                                                                    =========        =========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                General           Limited
                                                                Partners          Partners           Total
                                                              -----------       -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000                $   (77,800)      $ 4,715,300       $ 4,637,500

   Net income                                                       1,800           177,100           178,900
                                                              -----------       -----------       -----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000                  (76,000)        4,892,400         4,816,400

   Net loss                                                          --              (3,600)           (3,600)
                                                              -----------       -----------       -----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001              $   (76,000)      $ 4,888,800       $ 4,812,800
                                                              ===========       ===========       ===========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                  2001             2000
                                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                           $  (3,600)       $ 178,900
   Adjustments to reconcile net (loss) income to net cash from operating activities:
     Equity in net income of joint venture                                                       (62,200)        (285,600)
     Changes in:
       Accounts payable, accrued liabilities and due to affiliates                                62,100           72,200
                                                                                               ---------        ---------

           Net cash from operating activities                                                     (3,700)         (34,500)
                                                                                               ---------        ---------

           Net decrease in cash                                                                   (3,700)         (34,500)

CASH, beginning of year                                                                            5,000           39,500
                                                                                               ---------        ---------

CASH, end of year                                                                              $   1,300        $   5,000
                                                                                               =========        =========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

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

      The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

Investment in Joint Venture

      The Partnership's investment and share of the income or loss in the Joint Venture is accounted for on the equity method of accounting.

Income Taxes

      The Partnership pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the General Partners and the Limited Partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Partnership's investment in the Joint Venture exceeds its tax basis by approximately $1,938,200 and $2,364,600, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Partnership's net loss for the year ended December 31, 2001 and 2000, in the financial statements is approximately $407,100 and $313,200 less than tax income or loss for the same period, respectively. The difference is principally due to timing differences in depreciation and amortization expense reported by the Joint Venture.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(2)  PARTNERSHIP MATTERS

      The Partnership was formed on September 4, 1986 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct or improve, develop, and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

      On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving approximately seven million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnerships cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

      The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

      Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


      The Partnership's operating expenses and distributions to partners are funded primarily from distributions received from the Joint Venture.

(3) EQUITY IN NET ASSETS OF JOINT VENTURE

      The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P. (collectively, the "Venturers"), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. The Joint Venture had net income of $124,400 and $571,200 for the years ended December 31, 2001 and 2000, of which $62,200 and $285,600 was allocated to the Partnership, respectively.

(4) PROPOSED SALE OF ASSETS

      In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership, as well as 13 other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

      As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Venture, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner, entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky and Pomme de Terre, Missouri systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Joint Venture together with certain affiliated partnerships, and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact of Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

      Following termination of the Gans Agreement, the broker once again attempted to market the Joint Venture's systems. At the time of this filing, there is no definitive agreement to purchase any of the systems and the broker continues to market the systems on behalf of the Joint Venture.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


      Other expense of $0 and $15,600 for the years ended December 31, 2001 and 2000 consisted of legal and proxy costs associated with the proposed sale of the Joint Venture's assets.

(5) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable. The Partnership did not own or operate any cable television operations in 2001 and 2000 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 2001 and 2000.

      The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of Enstar Cable's operational costs. No reimbursable expenses were incurred on behalf of the Partnership during 2001 and 2000.

(6) NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Partnership on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership.

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership.

      Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 143 will not have a material impact on the financial statements of the Partnership.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


impact of adoption of SFAS No. 144.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Venturers of
    Enstar Cable of Cumberland Valley:

We have audited the accompanying balance sheets of Enstar Cable of Cumberland Valley (a Georgia general partnership) as of December 31, 2001 and 2000, and the related statements of operations, venturers' capital and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Cumberland Valley as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
   March 29, 2002

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                                      2001             2000
                                                                                  -----------      -----------
                                    ASSETS

ASSETS:
   Cash                                                                           $ 4,300,500      $ 2,232,600
   Accounts receivable                                                                148,100          180,700
   Due from affiliates                                                                   --            246,400
   Prepaid expenses and other assets                                                   22,900          109,400
   Property, plant and equipment, net of accumulated depreciation of
     $16,575,000 and $14,993,300, respectively                                      6,462,000        7,225,300
   Franchise cost, net of accumulated amortization of $7,669,000 and
     $7,429,400, respectively                                                         383,300          622,900
   Deferred financing costs and other deferred charges, net                               600           38,300
                                                                                  -----------      -----------

                                                                                  $11,317,400      $10,655,600
                                                                                  ===========      ===========

                      LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities                                       $   655,700      $   881,200
   Due to affiliates                                                                  762,900             --
                                                                                  -----------      -----------

           Total liabilities                                                        1,418,600          881,200
                                                                                  -----------      -----------

VENTURERS' CAPITAL:
   Enstar Income/Growth Program Five-A, L.P.                                        4,949,400        4,887,200
   Enstar Income/Growth Program Five-B, L.P.                                        4,949,400        4,887,200
                                                                                  -----------      -----------

           Total venturers' capital                                                 9,898,800        9,774,400
                                                                                  -----------      -----------

           Total liabilities and venturers' capital                               $11,317,400      $10,655,600
                                                                                  ===========      ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            2001              2000
                                                                        -----------       -----------
REVENUES                                                                $ 6,587,400       $ 6,539,500
                                                                        -----------       -----------

OPERATING EXPENSES:
   Service costs                                                          2,347,800         1,962,400
   General and administrative expenses                                    1,047,200           741,800
   General partner management fees and reimbursed expenses                1,188,700         1,412,400
   Depreciation and amortization                                          1,897,200         1,841,400
                                                                        -----------       -----------

                                                                          6,480,900         5,958,000
                                                                        -----------       -----------

           Operating income                                                 106,500           581,500
                                                                        -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                                           90,200            43,900
   Interest expense                                                          (3,400)          (45,200)
   Other expense                                                            (68,900)           (9,000)
                                                                        -----------       -----------

                                                                             17,900           (10,300)
                                                                        -----------       -----------

           Net income                                                   $   124,400       $   571,200
                                                                        ===========       ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                        STATEMENTS OF VENTURERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                         Enstar Income/      Enstar Income/
                                         Growth Program      Growth Program
                                          Five-A, L.P.        Five-B, L.P.             Total
                                         --------------      --------------         ----------
BALANCE, January 1, 2000                   $4,601,600          $4,601,600           $9,203,200

   Net income                                 285,600             285,600              571,200
                                           ----------          ----------           ----------

BALANCE, December 31, 2000                  4,887,200           4,887,200            9,774,400

   Net income                                  62,200              62,200              124,400
                                           ----------          ----------           ----------

BALANCE, December 31, 2001                 $4,949,400          $4,949,400           $9,898,800
                                           ==========          ==========           ==========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                2001                2000
                                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $   124,400         $   571,200
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                            1,897,200           1,841,400
     Changes in:
       Accounts receivable, prepaid expenses and other assets                                   119,100              91,300
       Accounts payable, accrued liabilities and due to/from affiliates                         783,800            (683,800)
                                                                                            -----------         -----------

           Net cash from operating activities                                                 2,924,500           1,820,100
                                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (818,400)           (547,600)
   Change in intangible assets                                                                  (38,200)            (20,200)
                                                                                            -----------         -----------

           Net cash from investing activities                                                  (856,600)           (567,800)
                                                                                            -----------         -----------

           Net increase in cash                                                               2,067,900           1,252,300

CASH, beginning of year                                                                       2,232,600             980,300
                                                                                            -----------         -----------

CASH, end of year                                                                           $ 4,300,500         $ 2,232,600
                                                                                            ===========         ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

      Enstar Cable of Cumberland Valley, a Georgia general partnership (the "Joint Venture"), owns and operates cable systems in small to medium-sized communities in Kentucky, Tennessee and Missouri.

      The financial statements do not give effect to any assets that Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P. (the "Venturers") may have outside of their interest in the Joint Venture, nor to any obligations of the Venturers, including income taxes.

Property, Plant and Equipment

      Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

      Cable distribution systems                           5-15 years
      Vehicles                                              3 years
      Furniture and equipment                              5-7 years
      Leasehold improvements            Shorter of life of lease or useful life of asset

Franchise Cost

      Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchise and assumes substantially all of those franchises that expire during the period will be renewed by the Joint Venture. Amortization expense related to franchises for the years ended December 31, 2001 and 2000 was $239,700 and $299,200, respectively.

      As of December 31, 2001, franchise agreements have expired in twelve of the Joint Venture's franchise areas where it serves approximately 10,000 basic customers. The Joint Venture continues to serve those customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities.

Deferred Financing Costs and Other Deferred Charges

      Costs incurred relative to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowing agreement. Deferred financing costs were $0 and $23,400, net of accumulated amortization of $140,500 and $117,100 as of December 31, 2001 and 2000, respectively. Other deferred charges

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


are amortized using the straight-line method over two years. Other deferred charges were $600 and $14,900, net of accumulated amortization of $61,000 and $8,600, as of December 31, 2001 and 2000, respectively.

Long-Lived Assets

      The Joint Venture reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

      Cable television revenues from basic and premium services are recognized when the related services are provided. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

      Local governmental authorities impose franchise fees on the Joint Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Joint Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

      The Joint Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Joint Venture are passed through to the Venturers. Nominal taxes are assessed by certain state jurisdictions. The basis in the Joint Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Joint Venture's net assets exceeds its tax basis by approximately $3,876,400 and $4,729,200, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Joint Venture's net income for the year ended December 31, 2001 and 2000, in the financial statements is approximately $847,000 and $595,200 less than tax income or loss for the same period, respectively. The difference is principally due to timing differences in depreciation and amortization expense.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


(2) JOINT VENTURE MATTERS

      The Joint Venture was formed under the terms of a general partnership agreement (the "Partnership Agreement") effective January 11, 1988, between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P., which are two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, construct, improve, develop and operate cable television systems.

      On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving approximately seven million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Joint Venture. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Venture's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Joint Venture and its operations.

      Under the terms of the Partnership Agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

(3) PROPOSED SALE OF ASSETS

      In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Joint Venture, as well as other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

      As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Joint Venture, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner, entered into a purchase and sale agreement, dated as of August 8, 2000, as amended September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the Joint Venture's Monticello, Kentucky and Pomme de Terre, Missouri systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Joint Venture together with certain affiliated partnerships, and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact of Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

      Following termination of the Gans Agreement, the broker once again attempted to market the Joint Venture's systems. At the time of this filing, there is no definitive agreement to purchase any of the systems and the broker continues to market the systems on behalf of the Joint Venture.

      Other expense of $68,900 and $9,000 for the years ended December 31, 2001 and 2000, respectively, represents legal and proxy costs associated with proposed sale of the Joint Venture's assets.

(4) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following as of the dates presented:

                                                              December 31,
                                                    -------------------------------
                                                        2001               2000
                                                    ------------       ------------
     Cable distribution systems                     $ 22,223,300       $ 21,475,700
     Land and improvements                               149,700            114,800
     Vehicles, furniture and equipment                   664,000            628,100
                                                    ------------       ------------

                                                      23,037,000         22,218,600

     Less:  accumulated depreciation                 (16,575,000)       (14,993,300)
                                                    ------------       ------------

                                                    $  6,462,000       $  7,225,300
                                                    ============       ============

      Depreciation expense for the years ended December 31, 2001 and 2000, was $1,581,700 and $1,505,000, respectively.

(5) CREDIT FACILITY

      The Joint Venture was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full.

(6) COMMITMENTS AND CONTINGENCIES

      The Joint Venture relies upon the availability of cash generated from operations to fund its ongoing liquidity requirements and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. The upgrade began in

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has subsequently been completed at a total cost of approximately $1,385,000. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. However, no assurances can be given that the franchise authority will not take action that is adverse to the Joint Venture.

Litigation

      The Joint Venture is involved from time to time in routine legal matters and other claims incidental to its business. The Joint Venture believes that the resolution of such matters will not have a material adverse impact on its financial position or results of operations.

Regulation in the Cable Television Industry

      The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act ("1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

      The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Joint Venture's operations.

Insurance

      Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Venture.

      Approximately 94% of the Joint Venture's customers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flow. The Joint Venture continues to maintain insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


(7) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Joint Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Joint Venture pays a monthly management fee of 4% of gross revenues to Enstar Cable. Management fee expense was $263,500 and $261,600 for the years ended December 31, 2001 and 2000, respectively. In addition, the Joint Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of gross revenues, representing its interest as the Corporate General Partner. Management fee expense to the Corporate General Partner was $65,900 and $65,400 for the years ended December 31, 2001 and 2000, respectively. No management fee is payable to Enstar Cable or the Corporate General Partner by the Joint Venture and management fees are non-interest bearing.

      The Management Agreement also provides that the Joint Venture reimburse Enstar Cable for direct expenses incurred on behalf of the Joint Venture and the Joint Venture's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Joint Venture. These expenses are charged to the properties served based primarily on the Joint Venture's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $859,300 and $1,085,400 for the years ended December 31, 2001 and 2000, respectively.

      Substantially all programming services had been purchased through Charter. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $1,300,000 and $1,075,000 for the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

(8) NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Venture on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Venture.

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Venture.

      Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


No. 143 will be implemented by the Venture on January 1, 2002. Management believes that adoption of SFAS No. 143 will not have a material impact on the financial statements of the Venture.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Venture on January 1, 2002. The Venture is currently in process of assessing the impact of adoption of SFAS No. 144.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
    Enstar Income/Growth Program Five-A, L.P. (a Georgia limited partnership):


We have audited the accompanying statements of operations, partnership capital (deficit), and cash flows of Enstar Income/Growth Program Five-A, L.P. (a Georgia limited partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enstar Income/Growth Program Five-A, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              /s/ ERNST & YOUNG LLP


Los Angeles, California,
   March 24, 2000

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

OPERATING EXPENSES:
   General and administrative expenses                                               $ (41,400)
                                                                                     ---------

           Loss before equity in net income of joint venture                           (41,400)

EQUITY IN NET INCOME OF JOINT VENTURE                                                  199,200
                                                                                     ---------

           Net income                                                                $ 157,800
                                                                                     =========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                             $   1,600
                                                                                     =========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                             $ 156,200
                                                                                     =========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                                  $    2.61
                                                                                     =========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                  59,766
                                                                                     =========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                               General          Limited
                                                               Partners         Partners           Total
                                                              ----------       ----------       ----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1999                $  (79,400)      $4,559,100       $4,479,700

   Net income for year                                             1,600          156,200          157,800
                                                              ----------       ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999              $  (77,800)      $4,715,300       $4,637,500
                                                              ==========       ==========       ==========

                 See accompanying notes to financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                            STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 157,800
   Adjustments to reconcile net income to net cash used in operating activities:
       Equity in net income loss of joint venture                                               (199,200)
       Decrease from changes in:
         Accounts payable and due to affiliates                                                   (3,600)
                                                                                               ---------

           Net cash used in operating activities                                                 (45,000)
                                                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint venture                                                               64,000
                                                                                               ---------

           Net increase in cash                                                                   19,000

CASH, BEGINNING OF YEAR                                                                           20,500
                                                                                               ---------

CASH, END OF YEAR                                                                              $  39,500
                                                                                               =========

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

                                DECEMBER 31, 1999


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

      The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial Limited Partner. Sale of interests in the Partnership began in January 1987, and the initial closing took place in March 1987. The Partnership continued to raise capital until $15,000,000 (the maximum) was raised in July 1987.

      The amended partnership agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

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

                                DECEMBER 31, 1999


      The Partnership's operating expenses and distributions to partners are funded primarily from distributions received from the Joint Venture.

      The amended partnership agreement limits the amount of debt the Partnership may incur.

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

      The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P., (collectively, the "Venturers") each own 50% of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each Venturer during 1988 totaling $11,821,000 in cash and $750,000 in capitalized system acquisition and related costs. Each Venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture earned income of $398,400 in 1999, of which income of $199,200 was allocated to the Partnership.

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

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1999 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 1999.

      The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1999.

NOTE 6 - COMMITMENTS

      The Partnership, together with Enstar Income/Growth Program Five-B, L.P. has guaranteed the debt of the Joint Venture.

                         REPORT OF INDEPENDENT AUDITORS


To the Venturers of
    Enstar Cable of Cumberland Valley  (a Georgia general partnership):

We have audited the accompanying statements of operations, venturers' capital, and cash flows of Enstar Cable of Cumberland Valley (a Georgia general partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enstar Cable of Cumberland Valley for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ ERNST & YOUNG LLP


Los Angeles, California,
   March 24, 2000

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


REVENUES                                                                    $ 6,780,200
                                                                            -----------

OPERATING EXPENSES:
   Service costs                                                              2,819,200
   General and administrative expenses                                        1,015,700
   General partner management fees and reimbursed expenses                      578,600
   Depreciation and amortization                                              1,824,500
                                                                            -----------

                                                                              6,238,000
                                                                            -----------

           Operating income                                                     542,200
                                                                            -----------

OTHER INCOME (EXPENSE):
   Interest expense                                                            (181,400)
   Interest income                                                               37,600
                                                                            -----------

                                                                               (143,800)
                                                                            -----------

           Net income                                                       $   398,400
                                                                            ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                         STATEMENT OF VENTURERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                               Enstar Income/       Enstar Income/
                                               Growth Program       Growth Program
                                                Five-A, L.P.         Five-B, L.P.             Total
                                               --------------       --------------         -----------
BALANCE, January 1, 1999                        $ 4,466,400          $ 4,466,400           $ 8,932,800

   Distributions to venturers                       (64,000)             (64,000)             (128,000)
   Net income for year                              199,200              199,200               398,400
                                                -----------          -----------           -----------

BALANCE, December 31, 1999                      $ 4,601,600          $ 4,601,600           $ 9,203,200
                                                ===========          ===========           ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $   398,400
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 1,824,500
       Amortization of deferred loan costs                                                              40,700
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                       (122,300)
         Accounts payable and due to affiliates                                                         21,500
                                                                                                   -----------

           Net cash provided by operating activities                                                 2,162,800
                                                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                               (558,600)
   Increase in intangible assets                                                                       (11,500)
                                                                                                   -----------

           Net cash used in investing activities                                                      (570,100)
                                                                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                         (128,000)
   Repayment of borrowings from affiliate                                                           (1,000,000)
                                                                                                   -----------

           Net cash used in financing activities                                                    (1,128,000)
                                                                                                   -----------

           Net increase in cash                                                                        464,700

CASH, BEGINNING OF YEAR                                                                                515,600
                                                                                                   -----------

CASH, END OF YEAR                                                                                  $   980,300
                                                                                                   ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

Property, Plant, Equipment and Depreciation and Amortization

      Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

      Cable distribution systems                         5-15 years
      Vehicles                                            3 years
      Furniture and equipment                            5-7 years
      Leasehold improvements            Shorter of life of lease or useful life of asset

      In 1998, the Joint Venture revised the estimated useful life of its existing plant assets in a Tennessee franchise area from 15 years to approximately 12.5 years. The Partnership implemented the reduction as a result of a system upgrade that is required to be completed in 2000 as provided for in the franchise agreement. The impact of this change in the life of the assets was to increase depreciation expense by approximately $36,500 in 1999.

Franchise Cost

      The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Joint Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Joint Venture is in the process of negotiating the renewal of expired franchise agreements for 10 of the Joint Venture's 19 franchises, which include approximately 69% of the Joint Venture's basic customers at December 31, 1999.

Deferred Loan Costs and Other Deferred Charges

      Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the related loan. Other deferred charges are amortized using the straight-line method over two years.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


Recoverability of Assets

      The Joint Venture assesses, on an ongoing basis, the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Joint Venture also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

NOTE 5 - NOTE PAYABLE - AFFILIATE

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      The Joint Venture leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2002.

      Future minimum rental payments under non-cancelable leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

                        Year                    Amount
                      --------                --------
                        2000                  $ 18,500
                        2001                    18,400
                        2002                    10,600
                                              --------

                                              $ 47,500
                                              ========

      Rentals, other than pole rentals, charged to operations approximated $48,600 in 1999, while pole rental expense approximated $114,900 in 1999.

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

      The Joint Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of prices charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the prices charged for the Joint Venture's cable services. The Joint Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions.

      Beginning in August 1997, the Corporate General Partner elected to self-insure the Joint Venture's cable distribution plant and customer connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

      In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

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

      In the state of Missouri, customers have filed a punitive class action lawsuit on behalf of all persons residing in the state who are or were customers of the Joint Venture's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The action challenges the legality of the processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. At present, the Joint Venture is not able to project the outcome of the action. Approximately 6% of the Joint Venture's basic customers reside in Missouri where the claim was filed.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Joint Venture has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Joint Venture. Management fee expense approximated $271,200 in 1999. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $67,800 in 1999.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


      The Joint Venture also reimburses the Manager for direct expenses incurred on behalf of the Joint Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Joint Venture for these services approximated $239,600 during 1999.

      The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $791,200 in 1999. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

      Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $1,383,600 in 1999. Programming fees are included in service costs in the statement of operations.

      In the normal course of business, the Joint Venture paid interest and principal to EFC when there were amounts outstanding under the Facility and pays a commitment fee to EFC on the unborrowed portion of its Facility.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid for interest amounted to $197,400 in 1999.

                                  EXHIBIT INDEX

    Exhibit
    Number          Description
    ------          -----------

     2.1a Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 000-14508 for the quarter ended June 30, 2000.)

     2.1b Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., File No. 000-15705 for the quarter ended September 30, 2000.)

     2.3 Asset Purchase Agreement and related documents by and between Enstar Cable of Cumberland Valley and W.K. Communications, Inc., dated as of April 23, 1993. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 000-16779 for the quarter ended March 31, 1993.)

     3 Second Amended and Restated Agreement of Limited Partnership of Enstar Income/Growth Program Five-A, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

     10.1 Amended and Restated Partnership Agreement of Enstar Cable of Cumberland Valley, dated as of April 28, 1988. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

     10.2 Management Agreement between Enstar Income/Growth Program Five-A, L.P., and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1987.)

     10.3 Management Agreement between Enstar Cable of Cumberland Valley and Enstar Cable Corporation, as amended. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

     10.4 Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

     10.5 Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference

                                  EXHIBIT INDEX

    Exhibit
    Number          Description
    ------          -----------

                    to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

     10.6 Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

     21.1           Subsidiaries: Enstar Cable of Cumberland Valley.

  ** 99.1           Letter responsive to Temporary Note 3T to Article 3 of
                    Regulation S-X.