Form 10-Q
period 2002-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2002-05-15
CIK 805391

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number: 000-16779

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                           Georgia                                                   58-1712898
                           -------                                                   ----------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

                   12405 Powerscourt Drive
                     St. Louis, Missouri                                               63131
                     -------------------                                               -----
           (Address of principal executive offices)                                  (Zip Code)

     Registrant's telephone number, including area code:                           (314) 965-0555
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

                            CONDENSED BALANCE SHEETS


                                                               MARCH 31,         DECEMBER 31,
                                                                 2002               2001 *
                                                                 ----               ------
                                                              (UNAUDITED)
                                  ASSETS

ASSETS:
   Cash                                                       $       800         $     1,300
   Equity in net assets of joint venture                        5,004,200           4,949,400
                                                              -----------         -----------
         Total assets                                         $ 5,005,000         $ 4,950,700
                                                              ===========         ===========

                   LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities                   $       700         $     3,600
   Due to affiliates                                              149,200             134,300
                                                              -----------         -----------
          Total liabilities                                       149,900             137,900
                                                              -----------         -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                               (75,600)            (76,000)
   Limited Partners                                             4,930,700           4,888,800
                                                              -----------         -----------

          Total partnership capital                             4,855,100           4,812,800
                                                              -----------         -----------

          Total liabilities and partnership capital           $ 5,005,000         $ 4,950,700
                                                              ===========         ===========

----------
* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                           2002             2001
                                                           ----             ----
                                                                (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses                   $(12,500)        $(17,600)
                                                         --------         --------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURE         (12,500)         (17,600)


EQUITY IN NET INCOME OF JOINT VENTURE                      54,800           27,800
                                                         --------         --------

NET INCOME                                               $ 42,300         $ 10,200
                                                         ========         ========

Net income allocated to General Partners                 $    400         $    100
                                                         ========         ========

Net income allocated to Limited Partners                 $ 41,900         $ 10,100
                                                         ========         ========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                              $   0.70         $   0.17
                                                         ========         ========

AVERAGE LIMITED PARTNERSHIP UNITS
   OUTSTANDING DURING PERIOD                               59,766           59,766
                                                         ========         ========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                     ---------
                                                                              2002             2001
                                                                              ----             ----
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 42,300         $ 10,200
   Adjustments to reconcile net income to net cash
     from operating activities:
       Equity in net income of joint venture                                 (54,800)         (27,800)
       Changes in:
         Accounts payable, accrued liabilities and due to affiliates          12,000           14,200
                                                                            --------         --------

             Net cash from operating activities                                 (500)          (3,400)
                                                                            --------         --------

NET DECREASE IN CASH                                                            (500)          (3,400)

CASH AT BEGINNING OF PERIOD                                                    1,300            5,000
                                                                            --------         --------

CASH AT END OF PERIOD                                                       $    800         $  1,600
                                                                            ========         ========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 2002 and 2001 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 2002 and 2001. Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $63,900 and $66,100 for the three months ended March 31, 2002 and 2001, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $16,000 and $16,500 during the three months ended March 31, 2002 and 2001, respectively. No management fee is payable to Enstar Cable by the Partnership for amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

         The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for the Partnership's and Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $181,500 and $298,000 for the three months ended March 31, 2002 and 2001, respectively. No reimbursable expenses were incurred on behalf of the Partnership during the three months ended March 31, 2002 and 2001.

         All programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $318,600 and $323,600 for the three months ended March 31, 2002 and 2001. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4.  EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

         The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P. (collectively, the Venturers), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2002 and December 31, 2001, and the results of its operations for

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the three months ended March 31, 2002 and 2001 follow. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

                        ENSTAR CABLE OF CUMBERLAND VALLEY
                            CONDENSED BALANCE SHEETS


                                                               MARCH 31,        DECEMBER 31,
                                                                 2002              2001 *
                                                                 ----              ------
                                                              (UNAUDITED)
                                  ASSETS

Current assets                                                $ 5,084,000        $ 4,471,500
Investment in cable television properties, net                  6,465,500          6,845,300
Other assets                                                          300                600
                                                              -----------        -----------
                                                              $11,549,800        $11,317,400
                                                              ===========        ===========

                    LIABILITIES AND VENTURERS' CAPITAL

Current liabilities                                           $ 1,541,400        $ 1,418,600
Venturers' capital                                             10,008,400          9,898,800
                                                              -----------        -----------

                                                              $11,549,800        $11,317,400
                                                              ===========        ===========

----------
* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                        ENSTAR CABLE OF CUMBERLAND VALLEY
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------
                                                                     2002               2001
                                                                     ----               ----
                                                                           (UNAUDITED)
REVENUES                                                          $1,597,400        $ 1,651,800
                                                                  ----------        -----------

OPERATING EXPENSES:
   Service costs                                                     573,500            523,700
   General and administrative expenses                               239,100            210,300
   General partner management fees and reimbursed expenses           261,400            380,600
   Depreciation and amortization                                     425,900            482,300
                                                                  ----------        -----------

                                                                   1,499,900          1,596,900
                                                                  ----------        -----------

OPERATING INCOME                                                      97,500             54,900

OTHER INCOME (EXPENSE):
   Interest income                                                    12,100             18,100
   Interest expense                                                       --            (17,300)
                                                                  ----------        -----------
                                                                      12,100                800
                                                                  ----------        -----------

NET INCOME                                                        $  109,600        $    55,700
                                                                  ==========        ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership and Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership or Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information regarding such matters and the effect thereof on our business.

         All of our cable television business operations are conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the Joint Venture). Our participation is equal to our affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

    THE PARTNERSHIP

         All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not pay distributions from its operations to us and we did not pay distributions to our partners during the three months ended March 31, 2002 and 2001.

         Operating activities used $500 and $3,400 during the three months ended March 31, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided $12,000 and $14,200 during the three months ended March 31, 2002 and 2001, respectively.

    THE JOINT VENTURE

         The Joint Venture's revenues decreased $54,400 from $1,651,800 to $1,597,400, or 3.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decline in the number of basic and premium service customers. As of March 31, 2002 and 2001, the Joint Venture had approximately 13,900 and 15,200 basic service customers, respectively, and 2,400 and 3,900 premium service customers, respectively.

         Service costs increased $49,800 from $523,700 to $573,500, or 9.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase for the three months ended March 31, 2002 compared to the corresponding period in 2001, is primarily due to an increase in the number of employees.

         General and administrative expenses increased $28,800 from $210,300 to $239,100, or 13.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in the number of employees compared to the corresponding period in 2001.

         General partner management fees and reimbursed expenses decreased $119,200 from $380,600 to $261,400, or 31.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in the level of such services being provided and billed to the Joint Venture by Charter, therefore, increasing service and general and administrative expenses.

         Depreciation and amortization expense decreased $56,400 from $482,300 to $425,900, or 11.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in capital expenditures coupled with fixed assets becoming fully depreciated during the last three quarters of 2001 and the three months ended March 31, 2002.

         Due to the factors described above, operating income increased $42,600 from $54,900 to $97,500, or 77.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Interest income decreased $6,000 from $18,100 to $12,100, or 33.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in interest rates on cash balances available for investment during the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Interest expense decreased from $17,300 to $0, or 100.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to the expiration of our loan facility on August 31, 2001.

         Due to the factors described above, net income increased $53,900 from $55,700 to $109,600, or 96.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $13,800 from $537,200 to $523,400, or 2.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues increased less than 1% from 32.5% to 32.8%, during the three months ended March 31, 2002 compared to the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective, having invested net offering proceeds in the Joint Venture, is to distribute to our partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable television systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

INVESTING ACTIVITIES

         Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

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

         The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has subsequently been completed at a total cost of approximately $1.385 million. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. However, no assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture.

FINANCING ACTIVITIES

         The Joint Venture was a party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation (the Corporate General Partner) that matured on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, the Joint Venture's cash reserves will be insufficient to fund a comprehensive upgrade program. If the Joint Venture's systems are not sold, it will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements and complete its planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Joint Venture. If the Joint Venture is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to fully complete its cable systems upgrades. As a result, the value of the Joint Venture's systems would likely be lower than that of systems built to a higher technical standard.

         The Joint Venture believes it is critical to conserve cash to fund its anticipated capital expenditures. Accordingly, we do not anticipate any distributions to partners at this time.

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

         Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us and the Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

         Certain of the Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that the Joint Venture is able to increase its prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        None.

    (B) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                     Corporate General Partner

Date: May 15, 2002               By: /s/  Paul E. Martin
                                     ---------------------------------
                                     Paul E. Martin
                                     Senior Vice President, Corporate Controller
                                     (Principal Accounting Officer)