Form 10-Q
period 2002-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2002-08-14
CIK 805391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-16779

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1712898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED BALANCE SHEETS

                                                                        June 30,     December 31,
                                                                          2002         2001 *
                                                                      ------------  ------------
                                                                      (unaudited)
                              ASSETS
ASSETS:
   Cash............................................................. $        300  $      1,300
   Equity in net assets of joint venture............................    5,054,200     4,949,400
                                                                      ------------  ------------
         Total assets............................................... $  5,054,500  $  4,950,700
                                                                      ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable and accrued liabilities......................... $     10,000  $      3,600
   Due to affiliates................................................      163,800       134,300
                                                                      ------------  ------------
          Total liabilities.........................................      173,800       137,900
                                                                      ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners.................................................      (75,300)      (76,000)
   Limited Partners.................................................    4,956,000     4,888,800
                                                                      ------------  ------------
          Total partnership capital.................................    4,880,700     4,812,800
                                                                      ------------  ------------
          Total liabilities and partnership capital................. $  5,054,500  $  4,950,700
                                                                      ============  ============

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended          Six Months Ended
                                                                            June 30,                    June 30,
                                                                  --------------------------  --------------------------
                                                                      2002          2001          2002          2001
                                                                  ------------  ------------  ------------  ------------
                                                                         (unaudited)                 (unaudited)

OPERATING EXPENSES:
   General and administrative expenses.......................... $     24,400  $     14,000  $     36,900  $     31,600
                                                                  ------------  ------------  ------------  ------------

EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE....................       50,000       (27,500)      104,800           300
                                                                  ------------  ------------  ------------  ------------
NET INCOME (LOSS)............................................... $     25,600  $    (41,500) $     67,900  $    (31,300)
                                                                  ============  ============  ============  ============
Net income (loss) allocated to General Partners................. $        300  $       (400) $        700  $       (300)
                                                                  ============  ============  ============  ============
Net income (loss) allocated to Limited Partners................. $     25,300  $    (41,100) $     67,200  $    (31,000)
                                                                  ============  ============  ============  ============
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST...... $       0.42  $      (0.69) $       1.12  $      (0.52)
                                                                  ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD.....       59,766        59,766        59,766        59,766
                                                                  ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended
                                                                                                        June 30,
                                                                                                ------------------------
                                                                                                   2002         2001
                                                                                                -----------  -----------
                                                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $    67,900  $   (31,300)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Equity in net income of joint venture...................................................    (104,800)        (300)
      Changes in:
      Accounts payable, accrued liabilities and due to affiliates.............................      35,900       31,100
                                                                                                -----------  -----------
          Net cash flows from operating activities............................................      (1,000)        (500)
                                                                                                -----------  -----------
NET DECREASE IN CASH .........................................................................      (1,000)        (500)

CASH, beginning of period.....................................................................       1,300        5,000
                                                                                                -----------  -----------
CASH, end of period........................................................................... $       300  $     4,500
                                                                                                ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership did not own or operate any cable television operations in 2002 and 2001 other than through its investment in the joint venture, as defined below. The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership. No management fees were paid by the Partnership during 2002 and 2001.

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $64,200 and $65,300 for the three months ended June 30, 2002 and 2001, respectively, and $128,100 and $131,400 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $16,100 and $16,400 during the three months ended June 30, 2002 and 2001, respectively, and $32,000 and $32,900 during the six months ended June 30, 2002 and 2001, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for the Partnership's and the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $177,600 and $214,600 for the three months ended June 30, 2002 and 2001, respectively, and $359,200 and $512,600 for the six months ended June 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $312,000 and $321,900 for the three months ended June 30, 2002 and 2001, respectively, and $630,600 and $645,500 for the six months ended June 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

All amounts owed to the General Partner and affiliates are non-interest bearing.

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

4. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P. (collectively, the Venturers), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of June 30, 2002 and December 31, 2001, and the condensed results of its operations for the three and six months ended June 30, 2002 and 2001 follow. The condensed results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED BALANCE SHEETS

                                                           June 30,    December 31,
                                                             2002         2001*
                                                          -----------  ------------
                                                          (unaudited)
                         ASSETS

Current assets.......................................... $ 5,756,700  $  4,471,500
Investment in cable television properties, net..........   6,462,100     6,845,300
Other assets............................................         200           600
                                                          -----------  ------------
                                                         $12,219,000  $ 11,317,400
                                                          ===========  ============

           LIABILITIES AND VENTURERS' CAPITAL

Current liabilities..................................... $   586,400  $    655,700
Due to affiliates.......................................   1,524,200       762,900
Venturers' capital......................................  10,108,400     9,898,800
                                                          -----------  ------------
                                                         $12,219,000  $ 11,317,400
                                                          ===========  ============

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
                                                                        (unaudited)                (unaudited)

REVENUES                                                      $  1,605,900  $  1,633,900  $  3,203,300  $  3,285,700
                                                               ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs.............................................      579,400       558,000     1,152,900     1,081,700
   General and administrative expenses.......................      220,400       288,100       459,500       498,400
   General partner management fees and reimbursed expenses...      257,900       296,300       519,300       676,900
   Depreciation and amortization.............................      463,600       491,400       889,500       973,700
                                                               ------------  ------------  ------------  ------------
                                                                 1,521,300     1,633,800     3,021,200     3,230,700
                                                               ------------  ------------  ------------  ------------
OPERATING INCOME                                                    84,600           100       182,100        55,000
                                                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income...........................................       15,400        32,100        27,500        50,200
   Interest expense..........................................           --        (7,600)           --       (24,900)
   Other expense.............................................           --       (79,700)           --       (79,700)
                                                               ------------  ------------  ------------  ------------
                                                                    15,400       (55,200)       27,500       (54,400)
                                                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)............................................ $    100,000  $    (55,100) $    209,600  $        600
                                                               ============  ============  ============  ============

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's financial statements.

6. SUBSEQUENT EVENTS - PROPOSED SALES TRANSACTIONS

On July 31, 2002, the Joint Venture signed two non- binding letters of intent to sell its cable systems in and around Monticello, Kentucky and Russell Springs, Kentucky for a total combined purchase price of $10.6 million. Sales of these cable systems are interdependent and each letter of intent provides for the sale to be contingent upon the consummation of the transaction with the other buyer. Sales of these cable systems are subject to the Joint Venture and each of the respective prospective buyers entering into a formal purchase agreement and any conditions, which may be set forth therein, including obtaining the requisite franchise and limited partner approvals, as well as the buyers obtaining financing.

The Joint Venture's Pomme de Terre, Missouri headend was not included in either of the non-binding letters of intent discussed above and will continue to be owned by the Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Pomme de Terre headend will ever be sold. At June 30, 2002, the Pomme de Terre headend served approximately 800 basic customers.

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

All of our cable television business operations are conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the Joint Venture). Our participation is equal to our affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. We have a management and service agreement with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation, the Corporate General Partner. Enstar Cable has entered into a similar agreement with the Joint Venture. In considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

THE PARTNERSHIP

All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not pay distributions from its operations to us and we did not pay distributions to our partners during the three and six months ended June 30, 2002 and 2001.

Operating activities used cash of $1,000 and $500 during the six months ended June 30, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided cash of $35,900 and $31,100 during the six months ended June 30, 2002 and 2001, respectively.

THE JOINT VENTURE

The Joint Venture's revenues decreased $28,000 from $1,633,900 to $1,605,900, or 1.7%, and $82,400 from $3,285,700 to $3,203,300, or 2.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in the number of basic and premium service customers. As of June 30, 2002 and 2001, the Joint Venture had approximately 13,700 and 14,900 basic service customers, respectively, and 2,200 and 3,800 premium service customers, respectively.

Service costs increased $21,400 from $558,000 to $579,400, or 3.8%, and $71,200 from $1,081,700 to $1,152,900, or 6.6%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in personnel costs.

General and administrative expenses decreased $67,700 from $288,100 to $220,400, or 23.5%, and $38,900 from $498,400 to $459,500, or 7.8%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in personal property taxes and professional fees.

General partners management fees and reimbursed expenses decreased $38,400 from $296,300 to $257,900, or 13.0%, and $157,600 from $676,900 to $519,300, or 23.3%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in the level of such services being provided and billed to the Joint Venture by Charter.

Depreciation and amortization expense decreased $27,800 from $491,400 to $463,600, or 5.7%, and $84,200 from $973,700 to $889,500, or 8.6%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to certain franchise costs becoming fully amortized during the last half of 2001 and the six months ended June 30, 2002 partially offset by capital expenditures.

Due to the factors described above, operating income increased $84,500 from $100 to $84,600 and $127,100 from $55,000 to $182,100 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $16,700 from $32,100 to $15,400, or 52.0%, and $22,700 from $50,200 to $27,500, or 45.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in interest rates on cash balances available for investment during the three and six months ended June 30, 2002 compared to the corresponding periods in 2001.

Interest expense decreased from $7,600 to $0 and from $24,900 to $0 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to the expiration of our loan facility on August 31, 2001.

Other expense decreased $79,700 to $0 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Other expense in 2001 represents costs associated with the termination of a potential sales agreement.

Due to the factors described above, net income increased $155,100 from a net loss of $55,100 to net income of $100,000 and net income increased $209,000 from $600 to $209,600 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

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

Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased $122,600 from $949,000 to $1,071,600, or 12.9%, for the six months ended June 30, 2002 compared to the corresponding periods in 2001. EBITDA as a percentage of revenues increased 4.6% from 28.9% to 33.5%, during the six months ended June 30, 2002 compared to the corresponding periods in 2001.

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

The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement. The franchising authority notified the Joint Venture on March 18, 2002, that it had violated the franchise agreement for failing to comply with the upgrade requirement. As a result of the alleged violation, the franchising authority could assess monetary damages or revoke the franchise. The franchising authority has notified the Joint Venture that it may take action to remedy the alleged violation but has not done so to date. The loss of our franchise and the related loss of customers would have a significant impact on our financial condition and results of operation. As of June 30, 2002, there were approximately 800 basic customers in Campbell County representing 6.0% of the subscribers in the Joint Venture.

FINANCING ACTIVITIES

The Joint Venture was a party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner that matured on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, the Joint Venture's cash reserves will be insufficient to fund a comprehensive upgrade program. If the Joint Venture's systems are not sold, it will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Joint Venture. If the Joint Venture is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to fully complete any cable systems upgrades as required by franchise authorities. As a result, the value of the Joint Venture's systems would likely be lower than that of systems built to a higher technical standard.

The Joint Venture believes it is critical to conserve cash to fund its future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate any distributions to partners at this time.

PROPOSED SALES TRANSACTIONS

On July 31, 2002, the Joint Venture signed two non- binding letters of intent to sell its cable systems in and around Monticello, Kentucky and Russell Springs, Kentucky for a total combined purchase price of $10.6 million. Sales of these cable systems are interdependent and each letter of intent provides for the sale to be contingent upon the consummation of the transaction with the other buyer. Sales of these cable systems are subject to the Joint Venture and each of the respective prospective buyers entering into a formal purchase agreement and any conditions, which may be set forth therein, including obtaining the requisite franchise and limited partner approvals, as well as the buyers obtaining financing.

The Joint Venture's Pomme de Terre, Missouri headend was not included in either of the non-binding letters of intent discussed above and will continue to be owned by the Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Pomme de Terre headend will ever be sold. At June 30, 2002, the Pomme de Terre headend served approximately 800 basic customers.

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

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith