Form 10-Q
period 2003-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2003-05-15
CIK 805391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                March 31,     December 31,
                                                   2003          2002
                                               ------------  ------------
                                               (Unaudited)
ASSETS:
   Cash and cash equivalents................. $        100  $      3,400
   Due from affiliates.......................       10,800            --
   Equity in net assets of Joint Venture ....    6,533,700     6,640,800
                                               ------------  ------------
         Total assets........................    6,544,600     6,644,200
                                               ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities..       29,600        30,000
   Due to affiliates.........................           --       125,200
                                               ------------  ------------
          Total liabilities..................       29,600       155,200
                                               ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners..........................       15,500        15,200
   Limited Partners..........................    6,499,500     6,473,800
                                               ------------  ------------
                                              $  6,515,000  $  6,489,000
                                               ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

Additions:
  Distribution from Joint Venture....................................... $         150,000
                                                                          -----------------
      Total additions...................................................           150,000
                                                                          -----------------
Deductions:
  General and administrative expenses...................................            12,300
  Equity in changes in net assets in liquidation of Joint Venture.......           107,100
  Other expense.........................................................             4,600
                                                                          -----------------
      Total deductions..................................................           124,000
                                                                          -----------------
Net increase in net assets in liquidation...............................            26,000

NET ASSETS IN LIQUIDATION, beginning of period..........................         6,489,000
                                                                          -----------------
NET ASSETS IN LIQUIDATION, end of period................................ $       6,515,000
                                                                          =================

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

EQUITY IN NET INCOME OF JOINT VENTURE.............................. $     54,800
                                                                     ------------

OPERATING EXPENSES:
   General and administrative expenses.............................      (12,500)
                                                                     ------------
                                                                         (12,500)
                                                                     ------------

NET INCOME......................................................... $     42,300
                                                                     ============
NET INCOME ALLOCATED TO GENERAL PARTNERS........................... $        400
                                                                     ============
NET INCOME ALLOCATED TO LIMITED PARTNERS........................... $     41,900
                                                                     ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST................ $       0.70
                                                                     ============
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................       59,766
                                                                     ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................... $    42,300
   Adjustments to reconcile net income to net cash from
     operating activities:
      Equity in net income of joint venture........................................     (54,800)
      Changes in:
      Accounts payable, accrued liabilities and due to affiliates..................      12,000
                                                                                     -----------
          Net cash from operating activities.......................................        (500)
                                                                                     -----------
          Net decrease in cash ....................................................        (500)

CASH, beginning of period..........................................................       1,300
                                                                                     -----------
CASH, end of period................................................................ $       800
                                                                                     ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the Partnership) as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year.

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P. ("Enstar Five-B") (collectively, the Venturers), each own 50% of Enstar Cable of Cumberland Valley (the "Joint Venture"). The Partnership did not own or operate any cable television operations in 2003 and 2002 other than through its investment in the Joint Venture.

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

As discussed in Note 2, the financial statements as of March 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting which provides for assets to be stated at estimated realizable values and liabilities to be reflected at estimated settlement amounts. Accordingly, the financial information in the condensed statements of net assets in liquidation and changes in net assets in liquidation for such periods is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2002, which are prepared on the historical cost basis of accounting which assume realization of assets and payments of liabilities in the ordinary course of business. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

2. LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

Our Corporate General Partner continues to operate the Joint Venture's cable television systems during our divestiture transactions for the benefit of our unitholders.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnerships. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

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

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $23,200 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues. No management fees were paid by the Partnership during 2003 and 2002.

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $57,800 and $63,900 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $14,500 and $16,000 during the three months ended March 31, 2003 and 2002, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for the Partnership's and the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $158,800 and $181,500 for the three months ended March 31, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $267,200 and $318,600 for the three months ended March 31, 2003 and 2002. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation and statement of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

5. EQUITY IN NET ASSETS OF THE JOINT VENTURE

Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three months ended March 31, 2002.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the Joint Venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation. The estimated realizable value of the Monticello system exceeded the proceeds received from the sale of the system by $105,200. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

Distributions from the Joint Venture to the Partnership were $150,000 and $0 during the three months ended March 31, 2003 and 2002, respectively.

ENSTAR CABLE OF CUMBERLAND VALLEY

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(See Note 2)

                                                                     March 31,      December 31,
                                                                        2003           2002
                                                                    ------------   ------------
                                                                    (Unaudited)
ASSETS:
   Cash and cash equivalents..................................... $  13,178,900  $   5,557,000
   Accounts receivable, net......................................       339,400        156,300
   Prepaid expenses and other assets ............................        12,000         53,900
   Accrued net operating results through date of sale............            --        391,000
   Property, plant and equipment.................................       403,300      8,950,800
   Franchise cost................................................         9,800        291,000
                                                                    ------------   ------------
         Total assets............................................    13,943,400     15,400,000
                                                                    ------------   ------------

LIABILITIES:
   Accounts payable and accrued liabilities......................       400,400        799,800
   Due to affiliates.............................................       475,600      1,318,600
                                                                    ------------   ------------
          Total liabilities......................................       876,000      2,118,400
                                                                    ------------   ------------
NET ASSETS IN LIQUIDATION........................................ $  13,067,400  $  13,281,600
                                                                    ============   ============

ENSTAR CABLE OF CUMBERLAND VALLEY

CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(See Note 2)

THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

Additions:
  Revenues...................................................................... $ 1,446,000
  Interest income...............................................................      10,200
                                                                                  -----------
      Total additions...........................................................   1,456,200
                                                                                  -----------
Deductions:
  Service costs.................................................................     376,000
  General and administrative expenses...........................................     229,600
  General and partner management fees and reimbursed expenses...................     231,100
  Capital expenditures..........................................................      37,500
  Distributions to venturers....................................................     300,000
  Estimated realizable value in excess of proceeds from sale of cable system....     105,200
                                                                                  -----------
      Total deductions..........................................................   1,279,400
                                                                                  -----------
  Recognition of accrued net operating results..................................    (391,000)

Net decrease in net assets in liquidation.......................................    (214,200)

NET ASSETS IN LIQUIDATION, beginning of period..................................  13,281,600
                                                                                  -----------
NET ASSETS IN LIQUIDATION, end of period........................................ $13,067,400
                                                                                  ===========

ENSTAR CABLE OF CUMBERLAND VALLEY

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

(Unaudited)

REVENUES........................................................ $  1,597,400
                                                                  ------------

OPERATING EXPENSES:
   Service costs................................................      573,500
   General and administrative expenses..........................      239,100
   General partner management fees and reimbursed expenses......      261,400
   Depreciation and amortization................................      425,900
                                                                  ------------
                                                                    1,499,900
                                                                  ------------
     Operating income...........................................       97,500
                                                                  ------------
OTHER INCOME:
   Interest income..............................................       12,100
                                                                  ------------
                                                                       12,100
                                                                  ------------
     Net income................................................. $    109,600
                                                                  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, for additional information regarding such matters and the effect thereof on our business.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $23,200 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

General and administrative expenses decreased slightly from $12,500 to $12,300, or 1.6%, for the three months ended March 31, 2003 compared to the corresponding period in 2002.

Other expense of $4,600 for the three months ended March 31, 2003, represents costs incurred with the proposed sales transactions.

THE JOINT VENTURE

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation. The estimated realizable value of the Monticello system exceeded the proceeds received from the sale of the system by $105,200. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The results of operations for the three months ended March 31, 2003 are presented on the liquidation basis of accounting and thus are not comparable to the results of operations for the three months ended March 31, 2002 which are presented on the historical cost basis.

The Joint Venture's revenues decreased $151,400 from $1,597,400 to $1,446,000, or 9.5%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decline in the number of basic and premium service customers. As of March 31, 2003 and 2002, the Joint Venture had approximately 12,100 and 13,900 basic service customers, respectively, and 1,600 and 2,400 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers.

Service costs decreased $197,500 from $573,500 to $376,000, or 34.4%, for the three months March 31, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to a decrease in property taxes and decreases in programming and other expenses related to the decline in the number of customers.

General and administrative expenses decreased $9,500 from $239,100 to $229,600, or 4.0%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was due to a decline in billing and bad debt expenses offset in part by an increase in digital programming expense.

General partners management fees and reimbursed expenses decreased $30,300 from $261,400 to $231,100, or 11.6%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due a decrease in management fees as a result of the decline in revenues.

Depreciation and amortization expense decreased from $425,900 to $0 for the three months ended March 31, 2003 compared to the corresponding period in 2002. Depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $1,900 from $12,100 to $10,200, or 15.7%, for the three months March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decrease in interest rates on cash balances available for investment during the three months ended March 31, 2003 compared to the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. We did not pay distributions to our partners during the three months ended March 31, 2003. The Joint Venture paid $150,000 from its operations to us during the three months ended March 31, 2003.

Cash and cash equivalents decreased $3,300 from $3,400 at December 31, 2002 to $100 at March 31, 2003 primarily due to distributions of $150,000 received from the Joint Ventures offset by a repayment of $150,000 on the amounts due to affiliates. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $500 from $1,300 at December 31, 2001 to $800 at March 31, 2002 primarily as a result of $500 of cash used by operating activities.

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

The Joint Venture had capital expenditures of $37,500 and $45,100 for the three months ended March 31, 2003 and 2002, respectively.

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

An initial cash distribution will be made to the Partnership and to the Limited Partners in the second quarter of 2003 as a result of the cable system sales. Upon completion of the sale of the remaining cable system to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining net assets distributed to the Limited Partners and the Corporate General Partner.

LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnerships. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

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

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $23,200 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

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

All of the Joint Venture's remaining customers after the sale of the Monticello system are served by its system in Pomme de Terre, Missouri and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CHARTER SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's cable television systems in and around Monticello, Kentucky to Access Cable Television and the Partnership's cable television systems in and around Russell Springs, Kentucky to Cumberland Cellular, Inc.

The voting results to approve the sale to Access Cable Television are:

FOR	AGAINST	ABSTAIN

35,083	1,997	416

The voting results to approve the sale to Cumberland Cellular are:

FOR	AGAINST	ABSTAIN

35,155	1,925	416

The voting results to approve the plan to liquidate the Joint Venture are:

FOR	AGAINST	ABSTAIN

35,107	1,965	424

The voting results to approve the plan to liquidate the Partnership are:

FOR	AGAINST	ABSTAIN

35,147	1,925	424

There are 59,766 shares outstanding with 1,413 total holders. 614 total holders voted on this matter. The proxy process was expired on April 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley. *
2.2	Asset Purchase Agreement, dated October 8, 2002, by and between Cumberland Cellular, Inc. and Enstar Cable of Cumberland Valley. *
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

2.3b

  Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.3c

  Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Steven A. Schumm
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

Date: May 15, 2003

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

2.3b

Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.3c

Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith