Form 10-Q
period 2003-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-A LP
filed 2003-11-14
CIK 805391

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------



(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________


                        COMMISSION FILE NUMBER: 000-16779




                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)




                                GEORGIA                                                58-1712898
                                -------                                                ----------
    (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

                             12405 POWERSCOURT DRIVE
                            ST. LOUIS, MISSOURI 63131
                            -------------------------
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


================================================================================

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ----

Item 1. Financial Statements - Enstar Income/Growth Program Five-A, L.P.

             Condensed Statements of Net Assets in Liquidation as of September 30, 2003                          3
                and December 31, 2002
             Condensed Statements of Changes in Net Assets in Liquidation for the three and                      4
                nine months ended September 30, 2003
             Condensed Statements of Operations for the three and nine months ended September 30, 2002           5
             Condensed Statement of Cash Flows for the nine months ended September 30, 2002                      6
             Notes to Condensed Financial Statements                                                             7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   14
Item 4. Controls and Procedures                                                                                 16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                        17

SIGNATURES                                                                                                      19

EXHIBIT INDEX                                                                                                   20





        ================================================================

                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

        ================================================================

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)



                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2003             2002
                                                     -------------   ------------
                                                      (UNAUDITED)

ASSETS:
  Cash and cash equivalents ......................   $   1,205,000   $      3,400
  Due from General Partners ......................          31,500             --
  Equity in net assets of Joint Venture ..........         640,300      6,640,800
                                                     -------------   ------------

    Total assets .................................       1,876,800      6,644,200
                                                     -------------   ------------

LIABILITIES:
  Accounts payable and accrued liabilities .......          23,900         30,000
  Due to affiliates ..............................              --        125,200
                                                     -------------   ------------

    Total liabilities ............................          23,900        155,200
                                                     -------------   ------------

NET ASSETS IN LIQUIDATION:
  General Partners ...............................              --         15,200
  Limited Partners ...............................       1,852,900      6,473,800
                                                     -------------   ------------

                                                     $   1,852,900   $  6,489,000
                                                     =============   ============






            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
..........................................................................  SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                                                           ------------------   ------------------
Additions:
  Distribution from Joint Venture .......................................  $       5,750,000    $       5,970,000
                                                                           -----------------    -----------------

    Total additions .....................................................          5,750,000            5,970,000
                                                                           -----------------    -----------------

Deductions:

  General and administrative expenses ...................................              4,400               19,400

  Equity in changes in net assets in liquidation of Joint Venture .......          5,785,800            6,000,500

  Distribution to partners ..............................................          4,556,600            4,556,600

  Other .................................................................                300               29,600
                                                                           -----------------    -----------------

    Total deductions ....................................................         10,347,100           10,606,100
                                                                           -----------------    -----------------

Net decrease in net assets in liquidation ...............................         (4,597,100)          (4,636,100)

NET ASSETS IN LIQUIDATION, beginning of period ..........................          6,450,000            6,489,000
                                                                           -----------------    -----------------

NET ASSETS IN LIQUIDATION, end of period ................................  $       1,852,900    $       1,852,900
                                                                           =================    =================


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                             ------------------   ------------------

EQUITY IN NET INCOME OF JOINT VENTURE ....................   $          48,400   $         153,200

OPERATING EXPENSES:
  General and administrative expenses ....................              11,900              48,800
                                                             -----------------   -----------------

NET INCOME ...............................................   $          36,500   $         104,400
                                                             =================   =================

NET INCOME ALLOCATED TO GENERAL PARTNERS .................   $             400   $           1,000
                                                             =================   =================

NET INCOME ALLOCATED TO LIMITED PARTNERS .................   $          36,100   $         103,400
                                                             =================   =================

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST ......   $            0.60   $            1.73
                                                             =================   =================

LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD ............................................              59,766              59,766
                                                             =================   =================



            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .........................................................   $ 104,400
  Adjustments to reconcile net income to net cash from
    operating activities:
    Equity in net income of joint venture ............................    (153,200)
    Changes in:
    Accounts payable, accrued liabilities and due to affiliates ......     (24,500)
                                                                         ---------
      Net cash used in operating activities ..........................     (73,300)
                                                                         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Distributions from joint venture ...................................      75,000
                                                                         ---------

      Net cash used in investing activities ..........................      75,000
                                                                         ---------

      Net decrease in cash ...........................................       1,700

CASH, beginning of period ............................................       1,300
                                                                         ---------

CASH, end of period ..................................................   $   3,000
                                                                         =========





            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-A, L.P. (the Partnership) as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and nine months ended September 30, 2003 is presented on a different basis of accounting than the financial statements for the three and nine months ended September 30, 2002, which are prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $393,600 (approximately $550 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems in the Joint Venture's statement of changes in net assets in liquidation, represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headends, the "Monticello Systems") for a total sale price of approximately $3 million.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sales of the Monticello Systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $23,200 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements on net assets in liquidation as of September 30, 2003 as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sales, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds distributed from the Joint Venture, in accordance with its partnership agreement. The Partnership made an initial distribution payment to the partners of approximately $4.6 million in July 2003 and intends to make a second distribution in 2004 upon release of the Monticello Systems indemnity escrows and the receipt of the remaining proceeds of such escrows if any. A final liquidating distribution will occur on or after approximately 13 months following the close of the Telecommunications Management Sale upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $1,900 and $63,100 for the three months ended September 30, 2003 and 2002, respectively, and $62,800 and $191,200 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Joint Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $500 and $15,800 during the three months ended September 30, 2003 and 2002, respectively, and $15,700 and $47,800 during

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


the nine months ended September 30, 2003 and 2002, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC, a direct parent of the Corporate General Partner, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Joint Venture for these costs approximated $15,300 and $169,200 for the three months ended September 30, 2003 and 2002, respectively, and $199,000 and $528,400 for the nine months ended September 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $12,000 and $313,300 for the three months ended September 30, 2003 and 2002, respectively, and $335,200 and $943,900 for the nine months ended September 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur. Due from General Partners as of September 30, 2003 represents negative capital account balances that are expected to be funded by the General Partners.

5. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three and nine months ended September 30, 2002.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the Partnership's filing of a proxy to obtain approval of the Limited Partners of the Venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnerships. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted, prior to the sale of its assets, as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Venturers. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. The estimated realizable value of the Monticello system and the system sold in the Telecommunications Management Sale exceeded the proceeds received from the sales of the systems by $253,300 and $9,000, respectively primarily as a result of post closing purchase price adjustments and additional costs of the sales. No adjustments were made to estimated costs of liquidation during the three and nine months ended September 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Joint Venture and terminate the Joint Venture as expeditiously as possible. Final dissolution of the Joint Venture and related cash distributions to the Venturers will occur upon obtaining final resolution of all liquidation issues.

Distributions from the Joint Venture to the Partnership were $5,750,000 and $75,000 during the three months ended September 30, 2003 and 2002, respectively, and $5,970,000 and $75,000 during the nine months ended September 30, 2003 and 2002, respectively. Distributions of $5,750,000 were made from the Joint Venture to the Partnership in July 2003 as an initial distribution of net sales proceeds of the Monticello Systems.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




                        ENSTAR CABLE OF CUMBERLAND VALLEY
                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)




                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2003           2002
                                                               -------------   ------------
                                                                (UNAUDITED)
ASSETS:
  Cash and cash equivalents ................................   $   1,064,900   $  5,557,000
  Accounts receivable, net .................................              --        156,300
  Prepaid expenses and other assets ........................              --         53,900
  Accrued net operating results through date of sale .......              --        391,000
  Property, plant and equipment ............................              --      8,950,800
  Franchise cost ...........................................              --        291,000
  Escrow deposits ..........................................         474,100             --
                                                               -------------   ------------


    Total assets ...........................................       1,539,000     15,400,000
                                                               -------------   ------------



LIABILITIES:
  Accounts payable and accrued liabilities .................         138,200        799,800
  Due to purchaser .........................................          31,400             --
  Due to affiliates ........................................          88,800      1,318,600
                                                               -------------   ------------


    Total liabilities ......................................         258,400      2,118,400
                                                               -------------   ------------

NET ASSETS IN LIQUIDATION ..................................   $   1,280,600   $ 13,281,600
                                                               =============   ============

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




                        ENSTAR CABLE OF CUMBERLAND VALLEY
          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)




                                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                                                        ------------------   ------------------


Additions:

  Revenues ...........................................................   $          47,900    $       1,568,900
  Interest income ....................................................               1,200               45,900
                                                                         -----------------    -----------------

    Total additions ..................................................              49,100            1,614,800
                                                                         -----------------    -----------------

Deductions:
  Service costs ......................................................              21,000              484,400
  General and administrative expenses ................................               1,800              223,100
  General and partner management fees and reimbursed expenses ........              17,700              277,500
  Capital expenditures ...............................................                  --               37,500
  Distributions to venturers .........................................          11,500,000           11,940,000
  Excess of net book value of cable systems over net proceeds ........              80,200              262,300
                                                                         -----------------    -----------------

    Total deductions .................................................          11,620,700           13,224,800
                                                                         -----------------    -----------------

  Recognition of accrued net operating results .......................                  --             (391,000)
                                                                         -----------------    -----------------

Net decrease in net assets in liquidation ............................         (11,571,600)         (12,001,000)

NET ASSETS IN LIQUIDATION, beginning of period .......................          12,852,200           13,281,600
                                                                         -----------------    -----------------

NET ASSETS IN LIQUIDATION, end of period .............................   $       1,280,600    $       1,280,600
                                                                         =================    =================

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




                        ENSTAR CABLE OF CUMBERLAND VALLEY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                                    ------------------   ------------------

REVENUES ........................................................   $        1,576,400   $        4,779,700
                                                                    ------------------   ------------------


OPERATING EXPENSES:
  Service costs .................................................              599,500            1,752,400
  General and administrative expenses ...........................              233,900              693,400
  General partner management fees and reimbursed expenses .......              248,100              767,400
  Depreciation and amortization .................................              418,300            1,307,800
                                                                    ------------------   ------------------

                                                                             1,499,800            4,521,000
                                                                    ------------------   ------------------

    Operating income ............................................               76,600              258,700
                                                                    ------------------   ------------------

OTHER INCOME:
  Interest income ...............................................               20,100               47,800
                                                                    ------------------   ------------------

                                                                                20,100               47,800
                                                                    ------------------   ------------------

  Net income ....................................................   $           96,700   $          306,500
                                                                    ==================   ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $393,600 (approximately $550 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems in the Joint Venture's statement of changes in net assets in liquidation represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headends, the "Monticello Systems") for a total sale price of approximately $3 million.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sales of the Monticello Systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $23,200 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements on net assets in liquidation as of September 30, 2003 as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

All of our cable television business operations have been conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the Joint Venture). Our participation is equal to our affiliated partner (Enstar Income/Growth Program Five-B, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

    THE PARTNERSHIP

The Partnership operated its Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and the sales of the Monticello Systems discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $1,852,900, consisting of current assets of $1,876,800, offset by current liabilities of $23,900. The net change in net assets in liquidation for the three and nine months ended September 30, 2003 was a decrease of $4,597,100 and $4,636,100, respectively, which was primarily due to distributions of net sales proceeds to the Limited Partners.

    THE JOINT VENTURE

The Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and sales of the Monticello Systems discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $1,280,600, consisting of current assets of $1,539,000, offset by current liabilities of $258,400. The net change in net assets in liquidation for three and nine months ended September 30, 2003 was a decrease of $11,571,600 and $12,001,000, respectively, which was primarily due to distributions to the venturers.

LIQUIDITY AND CAPITAL RESOURCES

    THE PARTNERSHIP

Cash and cash equivalents increased $1,201,600 from $3,400 at December 31, 2002 to $1,205,000 at September 30, 2003 primarily due to distributions of $5,970,000 received from the Joint Ventures offset by distributions of $4,556,600 to partners. Cash and cash equivalents increased $1,700 from $1,300 at December 31, 2001 to $3,000 at September 30, 2002 as a result of $73,300 of cash used by operating activities and $75,000 in distributions from joint venture.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sales, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds distributed from the Joint Venture, in accordance with its partnership agreement. The Partnership made an initial distribution payment to the partners of approximately $4.6 million in July 2003 and intends to make a second distribution in 2004 upon release of the Monticello Systems indemnity escrows and the receipt of the remaining proceeds of such escrows if any. A final liquidating distribution will occur on or after approximately 13 months following the close of the Telecommunications Management Sale upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

    THE JOINT VENTURE

The Joint Venture had capital expenditures of $37,500 for the nine months ended September 30, 2003 and $1,770,700 for the nine months ended September 30, 2002. In 2002, the Joint Venture commenced a limited plant and technological upgrade to a small system digital solution necessary to maintain compliance with franchise agreements. This effort was halted in the fourth quarter of 2002 upon entering into the asset purchase agreements for the sales of the remaining cable systems.

CERTAIN TRENDS AND UNCERTAINTIES

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

  Exhibit
  Number      Description of Document
  -------     -----------------------

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

    2.3e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
              Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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

(B)  REPORTS ON FORM 8-K

     On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.

                             By:    ENSTAR COMMUNICATIONS CORPORATION
                                    -------------------------------------------
                                    Corporate General Partner

Date: November 14, 2003      By:    /s/  Paul E. Martin
                                    -------------------------------------------
                             Name:  Paul E. Martin
                             Title: Senior Vice President and Corporate
                                    Controller (Principal Financial Officer and
                                    Principal Accounting Officer)

                                  EXHIBIT INDEX
Exhibit
Number        Description of Document
-------       -----------------------

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

    2.3e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
              Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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